Form 10-K
period 1998-12-31
SCOTIA PACIFIC CO LLC
filed 1999-03-31
CIK 1066797

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                              ---------------

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


 FOR THE FISCAL YEAR ENDED                 COMMISSION FILE NUMBER 333-63825
     DECEMBER 31, 1998


                         SCOTIA PACIFIC COMPANY LLC
           (Exact name of Registrant as Specified in its Charter)


          DELAWARE                             68-0414690
      (State or other                       (I.R.S. Employer
        jurisdiction                     Identification Number)
    of incorporation or
       organization)

       P. O. BOX 712                             95565
 125 MAIN STREET, 2ND FLOOR                    (Zip Code)
     SCOTIA, CALIFORNIA
   (Address of Principal
     Executive Offices)

     Registrant's telephone number, including area code: (707) 764-2330

                              ---------------

        Securities registered pursuant to Section 12(b) of the Act:

                                   None.

        Securities registered pursuant to Section 12(g) of the Act:

                                   None.

                              ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No /  /

       The Registrant is a limited liability company wholly owned by an affiliate of the Registrant.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE:

                              Not applicable.


                             TABLE OF CONTENTS


                                   PART I

     Item 1.   Business                                               2

     Item 2.   Properties                                             14

     Item 3.   Legal Proceedings                                      14

     Item 4.   Submission of Matters to a Vote of Security Holders    16

                                  PART II

     Item 5.   Market for Registrant's Common Equity and Related
                    Stockholder Matters                               16

     Item 6.   Selected Financial Data                                17

     Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               17

     Item 7a.  Quantitative and Qualitative Disclosures About
                    Market Risk                                       23

     Item 8.   Financial Statements and Supplementary Data
                    Report of Independent Public Accountants          24
                    Balance Sheet                                     25
                    Statement of Income                               26
                    Statement of Cash Flows                           27
                    Notes to Financial Statements                     28

     Item 9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure            37

                                  PART III

     Items 10-13.   Not applicable.

                                  PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                               37



ITEM 1.        BUSINESS

GENERAL

          Scotia Pacific Company LLC (the "COMPANY"), a special purpose Delaware limited liability company wholly owned by The Pacific Lumber Company ("PACIFIC LUMBER"), was organized by Pacific Lumber in May 1998 to facilitate the July 1998 offering of the Company's 6.55% Class A-1 Timber Collateralized Notes (the "ORIGINAL CLASS A-1 NOTES"), 7.11% Class A-2 Timber Collateralized Notes (the "ORIGINAL CLASS A-2 NOTES") and 7.71% Class A-3 Timber Collateralized Notes (the "ORIGINAL CLASS A-3 NOTES," together with the Original Class A-1 Timber Notes and the Original Class A-2 Timber Notes, the "ORIGINAL NOTES"). On March 25, 1999, the Company completed an exchange offer pursuant to which the Original Notes were exchanged for Series B publicly registered notes. The Series B Class A-1 Timber Collateralized Notes are referred to herein as the "NEW CLASS A-1 NOTES," and together with the Original Class A-1 Notes, as the "CLASS A-1 NOTES." The Series B Class A-2 Timber Collateralized Notes are referred to herein as the "NEW CLASS A-2 NOTES," and together with the Original Class A-2 Notes, as the "CLASS A-2 NOTES." The Series B Class A-3 Timber Collateralized Notes are referred to herein as the "NEW CLASS A-3 NOTES," and together with the Original Class A-3 Notes, as the "CLASS A-3 NOTES." The Class A-1 Notes, Class A-2 Notes and the Class A-3 Notes are collectively referred to herein as the "TIMBER NOTES." The Indenture governing the Timber Notes is referred to herein as the "INDENTURE."

          The Company succeeded to substantially all of the business and operations of Pacific Lumber's wholly owned subsidiary, Scotia Pacific Holding Company, a Delaware corporation ("SCOTIA PACIFIC"), by reason of the merger of Scotia Pacific into the Company (the "MERGER"), effective as of July 20, 1998 (the "CLOSING DATE"). Scotia Pacific's assets consisted principally of (i) approximately 171,400 acres of timberlands in Humboldt County, California, including the timber and related timber harvesting rights (the "TIMBER RIGHTS") with respect to such acreage, (ii) 8,000 additional acres of timberlands on which Pacific Lumber had retained the Timber Rights (the "ORIGINAL PACIFIC LUMBER TIMBER RIGHTS"), and (iii) certain computer hardware and software, including a geographic information system ("GIS") containing information on numerous aspects of the timberlands of Scotia Pacific. Prior to the Merger, Pacific Lumber transferred to the Company (the "PALCO TRANSFERS") an aggregate of (i) approximately 13,500 acres of timberlands, including the Timber Rights thereon (the "TRANSFERRED TIMBERLANDS"), (ii) the Timber Rights with respect to approximately 7,500 acres of the 8,000 acres of timberlands which had been subject to the Original Pacific Lumber Timber Rights and
(iii) the Timber Rights with respect to an additional approximately 12,200 acres of timberlands (the "COMPANY TIMBER RIGHTS") that are still owned by Pacific Lumber, Salmon Creek Corporation ("SALMON CREEK"), a wholly owned subsidiary of Pacific Lumber, or an unaffiliated third party. The Timber Rights that were transferred constitute a real property interest which includes, with respect to substantially all of the acreage, the right to harvest in perpetuity all trees and timber now located or hereafter planted or growing on the timberlands to which they relate. On the Closing Date, the Company also transferred to Pacific Lumber the Timber Rights in respect of approximately 1,400 acres of the Company's timberlands (the "COMPANY TRANSFER"). All references in this Form 10-K to the business and operations of the Company prior to the Closing Date refer to the business and operations of Scotia Pacific and to the operations attributable to the timberlands and Timber Rights transferred to the Company pursuant to the Palco Transfers.

          This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places (see Item 1. "Business--Regulatory and Environmental Factors and Headwaters Agreement," Item 3. "Legal Proceedings," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Log Sales to Pacific Lumber," "-- Financial Condition and Investing and Financing Activities," "--Trends" and "--Year 2000"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

CONSUMMATION OF HEADWATERS AGREEMENT

          On March 1, 1999, Pacific Lumber, the Company and Salmon Creek (collectively, the "COMPANIES") consummated the Headwaters Agreement (the "HEADWATERS AGREEMENT") with the United States and California. See "-- Regulatory and Environmental Factors and Headwaters Agreement." Pursuant to the terms of the Headwaters Agreement, approximately 5,600 acres of timberlands owned by the Companies known as the Headwaters Forest and the Elk Head Springs Forest (the "HEADWATERS TIMBERLANDS") were transferred to the United States. In consideration for the transfer of the Headwaters Timberlands, Salmon Creek was paid $299,850,000, the Company was paid $150,000 and approximately 7,700 acres of timberlands known as the Elk River Timberlands (the "ELK RIVER TIMBERLANDS") were transferred to Pacific Lumber (and will be transferred to the Company within 180 days of consummation of the Headwaters Agreement). The 7,700 acres of Elk River Timberlands were out of a total of approximately 9,470 acres for which the United States and California paid third party owners approximately $78 million. In addition, upon consummation of the Headwaters Agreement (i) habitat conservation and sustained yield plans were approved covering the Company Timberlands, (ii) California agreed to purchase the Company's Owl Creek grove and a portion of Pacific Lumber's Grizzly Creek grove, and
(iii) the Companies dismissed takings litigation pending against the United States and California. The Company's Board of Managers had appointed a Special Committee of independent managers to review the Headwaters Agreement. After consideration of the Headwaters Agreement and the available alternatives, the Special Committee recommended that the Company proceed with the transactions. It was a condition to the Special Committee's recommendation that the net proceeds from the sale of the Headwaters Timberlands and the portion of the Grizzly Creek grove to be sold be held in escrow to support the Timber Notes, and be released only under certain circumstances. Consequently, Salmon Creek deposited approximately $285 million of the proceeds from the sale of the Headwaters Timberlands into escrow pursuant to an Escrow Agreement. See "--Regulatory and Environmental Factors and Headwaters Agreement--Escrow Agreement."

TIMBER AND TIMBERLANDS

          After giving effect to the transfers of timberlands under the Headwaters Agreement, and as a result of the Merger, the Palco Transfers, the Company Transfer and timberlands acquired by the Company since the Closing Date (the "ADDITIONAL TIMBER PROPERTY"), and after giving effect to the transfer to the Company of the Elk River Timberlands, the Company owns, and the obligation of the Company under the Timber Notes are secured by (i) approximately 206,000 acres of timberlands, including the Timber Rights with respect to such acreage, (ii) the Company Timber Rights relating to an additional approximately 12,200 acres of timberlands that are owned by Pacific Lumber, Salmon Creek and an unaffiliated third party, (iii) approximately 1,100 acres of timberlands with respect to which Pacific Lumber owns the Timber Rights (the "PACIFIC LUMBER TIMBER RIGHTS"), (iv) certain computer hardware and software, including the GIS (subject to certain rights of concurrent use by Pacific Lumber) and (v) certain other assets. Substantially all of the Company's assets serve as security for the Timber Notes. The timberlands owned by the Company (including the timberlands which are subject to the Pacific Lumber Timber Rights) and the timberlands subject to the Company Timber Rights are hereinafter collectively referred to as the "COMPANY TIMBERLANDS." The timber located on the Company Timberlands which is not subject to the Pacific Lumber Timber Rights is hereinafter referred to as the "COMPANY TIMBER."

          Timber generally is categorized by species and the age of a tree when it is harvested. "OLD GROWTH" trees are often defined as trees which have been growing for approximately 200 years or longer, and "young growth" trees are those which have been growing for less than 200 years. "RESIDUAL OLD GROWTH" trees are located in timber stands which have been partially harvested in the past. "VIRGIN" old growth trees are located in timber stands that have not previously been harvested. The forest products industry grades lumber into various classifications according to quality. The two broad categories within which all grades fall based on the absence or presence of knots are called "upper" and "common" grades, respectively. Old growth trees have a higher percentage of upper grade lumber than young growth trees.

          The Company estimates that the amount of Company Timber (including timber on the Elk River Timberlands and the Additional Timber Property) consists of approximately 3.0 million Mbfe (as described below) of timber by volume, and is comprised of primarily young growth and old growth redwood and Douglas-fir timber. In addition, substantial quantities of sub-merchantable trees exist on the Company Timberlands which are not yet mature and have not been included in the inventory of the Company Timber. The estimates of the volume of timber comprising the Company Timber are based on a timber cruise performed in 1986 of all of Pacific Lumber's properties at that time (including the Company Timber), as adjusted to reflect acquisitions, dispositions, and actual harvest levels since the cruise and estimated growth rates of the Company Timber. Subsequent to the issuance of the Timber Notes, as of March 1, 1999, the Company had expended approximately $19.2 million (using proceeds from the $25.0 million Prefunding Account established under the Indenture governing the Timber Notes) to purchase approximately 7,100 acres of timberlands constituting the Additional Timber Property.

          Under the Mbfe concept, one thousand board feet, net Scribner scale, of old growth redwood timber equals one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company Timber was assigned a value equal to a fraction of an Mbfe. This fraction was generally determined by dividing the June 1998 SBE Price applicable to such species and category by the June 1998 SBE Price applicable to old growth redwood. "SBE PRICE" is the applicable stumpage price for each species of timber and category thereof pursuant to a schedule published by the California State Board of Equalization. See "- -Operation of Company Timberlands" and "--Harvesting Practices."

          Legal challenges have severely restricted Pacific Lumber's ability to harvest the virgin old growth timber on its property during the past few years, and to a lesser extent residual old growth timber. The Company's ability to harvest old growth timber has also been and is expected to continue to be subject to restrictions under federal and state environmental laws, and will also be subject to the prescriptions contained in the Final Plans (as defined below) agreed to in connection with the consummation of the Headwaters Agreement. See "--Regulatory and Environmental Factors and Headwaters Agreement."

          The Company Timber consists substantially of redwood and Douglas-fir timber. Redwood lumber is a premium, high value-added product which has different supply and demand characteristics from the general lumber market. Redwood is known for its natural beauty, superior ability to retain paints and finishes, dimensional stability and its innate resistance to decay, insects and chemicals. As a result, redwood lumber is generally not used for commodity applications such as structural frames for construction, but is used instead for specialty applications such as exterior siding, trim and fascia for both residential commercial construction, outdoor furniture, decks, planters and retaining walls. Redwood also has a variety of industrial applications because of its resistance to chemicals and because it does not impart any taste or odor to liquids or solids. Redwood prices have exhibited stability compared to most other softwood timber types, and redwood lumber has historically commanded a substantial price premium to other softwood timber types. Redwood is grown commercially only in North America in a region that extends for approximately 375 miles along the coast of the Pacific Northwest. The combination of excellent soil conditions and climate makes this region one of the most productive timber regions in North America.
The Company Timberlands are among the largest privately owned contiguous tracts of redwood timberlands and represents one of the most valuable redwood timberland holdings as a result of their prime location, which contributes to their superior growth characteristics and high timber density.

          Douglas-fir is used primarily for new construction and some decorative purposes and is widely recognized for its strength, hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of North America and in Chile and New Zealand.

          Pacific Lumber engages in extensive efforts to supplement the natural regeneration of the Company Timber and increase the amount of timber on the Company Timberlands. The Company is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pursuant to the New Services Agreement described below (see "--Operation of Company Timberlands"), Pacific Lumber conducts regeneration activities on the Company Timberlands for the Company. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber is regenerated almost entirely by planting seedlings. During 1998, Pacific Lumber planted an estimated 1.2 million redwood and Douglas-fir seedlings on the Company Timberlands.

          California law requires timber owners such as the Company to demonstrate that their operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting a Sustained Yield Plan ("SYP") to the California Department of Forestry ("CDF") for review and approval. An SYP contains a timber growth and yield assessment, which evaluates and calculates the amount of timber and long-term production outlook for a company's timberlands, a fish and wildlife assessment, which addresses the condition and management of fisheries and wildlife in the area, and a watershed assessment, which addresses the protection of aquatic resources. The relevant regulations require determination of a long-term sustained yield ("LTSY") harvest level, which is the average annual harvest level that the management area is capable of sustaining in the last decade of a 100-year planning horizon. The LTSY is determined based upon timber inventory, projected growth and harvesting methodologies, as well as soil, water, air, wildlife and other relevant considerations. The SYP must demonstrate that the average annual harvest over any rolling ten-year period within the planning horizon does not exceed the LTSY.

          The Company is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on the Company Timberlands. These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved Habitat Conservation Plan ("HCP") and related incidental take permit. An HCP analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. In connection with the consummation of the Headwaters Agreement, the Company and Pacific Lumber reached agreement with various federal and state regulatory agencies with respect to an SYP ("FINAL SYP") and a multi-species HCP ("FINAL HCP," together with the Final SYP, the "FINAL PLANS"). See "--Regulatory and Environmental Factors and Headwaters Agreement."

OPERATION OF COMPANY TIMBERLANDS

          As a result of the Merger, the Company acquired Scotia Pacific's forestry department. The Company's foresters, wildlife and fisheries biologists, geologists and other personnel are responsible for providing a number of forest stewardship techniques, including protecting the Company Timber from forest fires, erosion, insects and other damage, overseeing reforestation activities and monitoring environmental and regulatory compliance. The Company's personnel are also responsible for preparing timber harvesting plans ("THPS") and also updating the GIS that contains information on numerous aspects of the Company Timberlands, such as timber type, tree class, wildlife data, roads, rivers and streams. See "-- Harvesting Practices" for a description of the Company's GIS updating process and the THP preparation process.

          Prior to consummation of the Offering, Scotia Pacific and Pacific Lumber were party to several agreements between themselves, including a Master Purchase Agreement, (THE "ORIGINAL MASTER PURCHASE AGREEMENT"), a Services Agreement (the "ORIGINAL SERVICE AGREEMENT"), an Additional Services Agreement, an Environmental Indemnification Agreement and a Reciprocal Rights Agreement. After its formation by Pacific Lumber in 1993, Scotia Pacific derived substantially all of its revenues from the sale to Pacific Lumber of logs harvested from Scotia Pacific's timberlands by Pacific Lumber pursuant to the Original Master Purchase Agreement. Pursuant to the Original Services Agreement, Pacific Lumber provided operational, management and related services with respect to Scotia Pacific's timberlands not performed by Scotia Pacific's employees.

          On the Closing Date, the Company entered into a New Master Purchase Agreement with Pacific Lumber (the "NEW MASTER PURCHASE AGREEMENT") which governs the sale to Pacific Lumber of logs harvested from the Company Timberlands. As Pacific Lumber purchases logs from the Company pursuant to the New Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Company Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. The New Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at a price which equals or exceeds the applicable SBE Price. The New Master Purchase Agreement defines the "SBE PRICE" for any species and category of timber as the stumpage price for such species and category, as set forth in the most recent "Harvest Value Schedule" (or any successor publication) published by the California State Board of Equalization (or any successor agency) applicable to the timber sold during the period covered by such Harvest Value Schedule. Harvest Value Schedules are published twice a year for purposes of computing a yield tax imposed on timber harvested between January 1 through June 30 and July 1 through December 31. SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates.

          After obtaining an approved THP, the Company offers for sale the logs to be harvested pursuant to such THP. While the Company may sell logs to third parties, it derives substantially all of its revenue from the sale of logs to Pacific Lumber pursuant to the New Master Purchase Agreement. Each sale of logs by the Company to Pacific Lumber is made pursuant to a separate log purchase agreement that relates to the Company Timber covered by an approved THP and incorporates the provisions of the New Master Purchase Agreement. Each such log purchase agreement provides for the sale to Pacific Lumber of the logs harvested from the Company Timber covered by such THP and generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions.
However, the timing and amount of log purchases by Pacific Lumber is affected by factors outside the control of the Company, including regulatory and environmental factors, the financial condition of Pacific Lumber, Pacific Lumber's own supply of timber and its ability to harvest such timber, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries).

          The Company continues to rely on Pacific Lumber to provide operational, management and related services not performed by its own employees with respect to the Company Timberlands pursuant to a New Services Agreement (the "NEW SERVICES AGREEMENT"). The services under the New Services Agreement include the furnishing of all equipment, personnel and expertise not within the Company's possession and reasonably necessary for the operation and maintenance of the Company Timberlands and the Company Timber as well as timber management techniques designed to supplement the natural regeneration of, and increase the amount of, Company
Timber.   Pacific Lumber is required to provide all services under the New
Services Agreement in a manner consistent in all material respects with prudent business practices which, in the reasonable judgment of Pacific Lumber (a) are consistent with then current applicable industry standards and (b) are in compliance in all material respects with all applicable timber laws. As compensation for the services provided by Pacific Lumber pursuant to the New Services Agreement, the Company pays Pacific Lumber a services fee ("SERVICES FEE") which is adjusted each year based on a specified government index relating to wood products and reimburses Pacific Lumber for the cost of constructing, rehabilitating and maintaining roads, and performing reforestation services, on the Company Timberlands, as determined in accordance with generally accepted accounting principles. Certain of such reimbursable expenses are expected to vary in relation to the amount of timber to be harvested in any given period.

          On the Closing Date, the Company and Pacific Lumber also entered into a New Additional Services Agreement (the "NEW ADDITIONAL SERVICES AGREEMENT") pursuant to which the Company provides certain services to Pacific Lumber. Services include (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays the Company a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

          On the Closing Date, the Company, Pacific Lumber and Salmon Creek also entered into a New Reciprocal Rights Agreement whereby, among other things, the parties granted to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, on the Closing Date, Pacific Lumber entered into a New Environmental Indemnification Agreement with the Company (the "NEW ENVIRONMENTAL INDEMNIFICATION AGREEMENT"), pursuant to which Pacific Lumber agreed to indemnify the Company from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Company Timberlands. In particular, Pacific Lumber is liable with respect to any contamination which occurred on the Company Timberlands prior to the date of the agreement.

HARVESTING PRACTICES

          The GIS contains information regarding numerous aspects of the Company Timberlands, including timber type, tree class, wildlife data, roads, rivers and streams. Subject to the terms of the New Services Agreement, Pacific Lumber will, to the extent necessary, provide the Company with personnel and technical assistance to assist the Company in updating, upgrading and improving the GIS and the other computer systems owned by the Company. By carefully monitoring and updating this data base and conducting field studies, the Company's foresters, with the assistance (if required) of Pacific Lumber pursuant to the New Services Agreement, are better able to develop detailed THPs addressing the various regulatory requirements. The Company also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through
satellite positioning.   Use of the GPS greatly enhances the quality and
efficiency of GIS data.

          The ability of the Company to sell logs will depend, in part, upon its ability to obtain regulatory approval of THPs. Prior to harvesting Company Timber, the Company is required to file with the CDF, and obtain its approval of, a detailed THP for the area to be harvested. A THP includes information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of submitted THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The number of the Company's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested over more than one year. The Indenture requires the Company to use its best efforts (consistent with prudent business practices) to maintain a number of pending THPs which, together with THPs previously approved, would cover rights to harvest a quantity of Company Timber adequate to pay interest and principal amortization based on the Minimum Principal Amortization Schedule for the Timber Notes for the next succeeding twelve month period. During the second half of 1998 and continuing through the first quarter of 1999, the Company has experienced an absence of a sufficient number of available THPs available for harvest to enable it to conduct its operations at 1997 levels. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Log Sales to Pacific Lumber." However, with the adoption of the Final Plans in connection with the consummation of the Headwaters Agreement, the Company anticipates, although it can give no assurances, that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time required to obtain approvals of THPs.

          After obtaining an approved THP, the Company offers for sale the logs to be harvested pursuant to such THP. While the Company may sell logs to third parties, the Company had derived, pursuant to the Original Master Purchase Agreement, and continues to derive, pursuant to the New Master Purchase Agreement, substantially all of its revenue from the sale of logs to Pacific Lumber. Each sale of logs by the Company to Pacific Lumber is made pursuant to a separate log purchase agreement that relates to the Company Timber covered by an approved THP and incorporates the provisions of the New Master Purchase Agreement. Each such log purchase agreement provides for the sale to Pacific Lumber of the logs harvested from the Company Timber covered by such THP and generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. However, the timing and amount of log purchases by Pacific Lumber is affected by factors outside the control of the Company, including regulatory and environmental factors, the financial condition of Pacific Lumber, Pacific Lumber's own supply of timber and its ability to harvest such timber, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries). The Company's 1998 results of operations were adversely affected by the absence of a sufficient number of available THPs to enable the Company to conduct its operations at 1997 levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Results of Operations --Log Sales to Pacific Lumber."

          As Pacific Lumber purchases logs from the Company pursuant to the New Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Company Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. The New Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at a price which equals or exceeds the applicable SBE Price. Harvest Value Schedules are published twice a year for the purpose of computing a yield tax imposed on timber harvested between January 1 through June 30 and July 1 through December 31. Harvest Value Schedules are based on twenty-four months of actual log and timber sales that occur within nine specified timber value areas. These sales are arms length transactions adjusted for time by indexing (using log and, in the case of old growth redwood, lumber price trends) to a specific date, which is approximately sixty days prior to the effective date of the Harvest Value Schedules. SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates.

          The Company employs a variety of well-accepted methods of selecting trees for harvest. These methods, which are designed to achieve optimal regeneration, are referred to as "silvicultural systems" in the forestry profession. Silvicultural systems range from very light thinnings aimed at enhancing the growth rate of retained trees to clear cutting which results in the harvest of all trees in an area and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed.

EMPLOYEES

          As of March 1, 1999, the Company employed 45 persons, 42 of whom were registered professional foresters, wildlife and fisheries biologists or otherwise involved in the management of the Company Timberlands. None of the Company's employees are covered by a collective bargaining agreement.

PRINCIPAL EXECUTIVE OFFICES

          The principal executive offices of the Company are located at 125 Main Street, 2nd Floor, P.O. Box 712, Scotia, California 95565. The telephone number of the Company is (707) 764-2330.

REGULATORY AND ENVIRONMENTAL FACTORS AND HEADWATERS AGREEMENT

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

          General
          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in Pacific Lumber's business. The California Forest Practice Act (the "FOREST PRACTICE ACT") and related regulations adopted by the California Board of Forestry (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California. These requirements include the obligation of timber companies to prepare, and obtain regulatory approval of, detailed THPs containing information with respect to areas proposed to be harvested (see "--Harvesting Practices" above). California law also requires large timber companies submitting THPs to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands, including through review and approval by the CDF of an SYP establishing an LTSY for its timberlands. The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife and plants which have been declared to be endangered or threatened. These laws generally prohibit certain adverse impacts on such species (referred to as a "take"), except for incidental takes pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved HCP and related incidental take permit. An HCP, among other things, analyzes the potential impact of the incidental take of species and specifies measures to monitor, minimize and mitigate such impact. The operations of the Company are also subject to the California Environmental Quality Act ("CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and Federal Clean Water Act, which require that Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams.

          Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations. The designation of a species as endangered or threatened under the ESA or the CESA can significantly affect the Company's business if that species inhabits the Company Timberlands. The northern spotted owl, the marbled murrelet and the coho salmon are species the designation of which has the potential to significantly impact the Company's business. In the absence of an approved HCP and incidental take permits, the Company has been required to operate on a "no-take" basis with respect to these species. Prior to 1998, these matters had not had a significant adverse effect on the Company's financial position, results of operations or liquidity.

          Consummation of the Headwaters Agreement
          In September 1996, Pacific Lumber and MAXXAM Inc., its indirect parent ("MAXXAM"), entered into the Headwaters Agreement with the United States and California that provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Consummation of the Headwaters Agreement was conditioned upon, among other things (i) federal and state funding, (ii) state approval of an SYP, (iii) federal approval of an HCP designed to monitor and mitigate the incidental take of species in connection with harvesting operations, (iv) the issuance of incidental take permits which allow for "incidental takes" of threatened or endangered species which do not jeopardize their continued existence, (v) acquisition of the Elk River Timberlands and (vi) tax closing agreements satisfactory to MAXXAM and Pacific Lumber.

          In November 1997, President Clinton signed an appropriations bill which authorized the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement. In July 1998, the Companies released a draft multi-species habitat conservation plan ("MULTI-SPECIES HCP") and draft SYP (the Multi-Species HCP, together with the SYP, the "COMBINED PLAN") for the purpose of public review and comment. The Combined Plan provided for, among other things, certain measures designed to protect habitat for the marbled murrelet, a coastal seabird, and the northern spotted owl, and required a specified watershed analysis process designed to result in site specific protective zones for fish and other wildlife being established on the Company Timberlands.

          In September 1998, California Governor Wilson signed a bill (the "CALIFORNIA HEADWATERS BILL") which, among other things, appropriated $130 million toward consummation of the Headwaters Agreement, and authorized the expenditure of up to $80 million toward the acquisition at fair market value of the Company's Owl Creek grove. The bill also provided that if any portion of the $80 million remained after purchase of the Owl Creek grove, it could be used to purchase certain other timberlands. Other provisions of the California Headwaters Bill authorized the expenditure of up to $20 million for the purchase of a portion of the Grizzly Creek grove, in which the timber is owned by Pacific Lumber and the land is owned by the Company. The California Headwaters Bill also contained provisions requiring the inclusion of additional environmentally focused provisions in the final version of the Combined Plan, including establishing wider interim streamside "no-cut" buffers (while the watershed analysis process referred to below is being completed) than provided for in the Combined Plan, imposing minimum and maximum "no-cut" buffers upon the completion of the watershed analysis process and designating the Owl Creek grove as a marbled murrelet conservation area.

          Beginning in December 1998, following the conclusion of the public review and comment period, federal and state regulatory agencies began to propose changes to the Combined Plan. These proposals, together with the California Headwaters Bill, sought to impose more stringent restrictions and requirements, reducing the amount of timber that could be harvested as compared to the amount contemplated by the Combined Plan. As a result, on December 17, 1998, Pacific Lumber announced that its negotiations with the regulatory agencies regarding these proposed revisions had not produced agreement on a Multi-Species HCP, as Pacific Lumber and the Company could not agree to certain of the proposed revisions and continue to operate effectively. Negotiations continued through December without the parties reaching an agreement, and on December 31, 1998, Pacific Lumber announced that it could not concur with the terms of the then-current agency proposals until it had received a copy of the Final HCP and Final SYP, and it could review and analyze the Final Plans. On January 22, 1999, the federal and state agencies published the Final Plans, which included a revised Multi-Species HCP containing many of the restrictions to which Pacific Lumber had previously objected and certain other new restrictions not agreed to by Pacific Lumber and the Company.

          On February 5, 1999, the Board of Managers of the Company appointed its independent managers to serve as members of a Special Committee (the "SPECIAL COMMITTEE") to review and evaluate, and (if requested by the Board of Managers) to make a recommendation and report to the Board of Managers with respect to, the Headwaters Agreement. The Special Committee retained separate legal counsel to assist it in its review. In addition, the Company retained a nationally recognized investment banking firm to assist it in its evaluation of the financial aspects of the Headwaters Agreement. Over the course of the succeeding three-week period, the Special Committee, the full Board of Managers and their financial and legal advisors met on numerous occasions to consider the Headwaters Agreement.

          On February 16, 1999, Pacific Lumber and the Company filed with the CDF certain information regarding the Final Plans and estimates of sustained yield, harvest and economic impacts based on various scenarios giving effect to the new proposed restrictions (the "CDF FILING"). Pacific Lumber stated in the CDF Filing that, based on its computer-modeled estimates, minimum average annual harvest levels of 210 million board feet of softwoods during the first decade were needed in order to generate income and cash flows to meet interest and capital expenditure obligations; to provide a minimum basis upon which to plan, adjust, budget and conduct future operations so as to meet financial obligations and avoid additional layoffs, mill closings and customer supply disruption; and to satisfy its other obligations to employees, customers and creditors. On February 25, 1999, the CDF delivered a letter to Pacific Lumber that in effect interpreted the Final HCP to limit Pacific Lumber's projected average annual harvest levels during the first decade to approximately 137 million board feet of softwoods. On February 26, 1999, Pacific Lumber announced that it could not proceed to consummate the Headwaters Agreement based on these projected harvest levels and other factors.

          On March 1, 1999, the CDF delivered a superseding letter to Pacific Lumber approving the Final SYP and stating that, based upon further analysis and information, Pacific Lumber's projected base average annual harvest level during the first decade, consistent with the Final HCP, could be approximately 179 million board feet of softwoods (not including timber harvestable from the Additional Timber Property or other potential increases in harvest level). Further, on the same date, the Company received written clarification from the federal and state wildlife agencies that, among other things, the so-called adaptive management provision in the Final HCP would be implemented on a timely and efficient basis, and in a manner that would be both biologically and economically sound. See "-- The Final Plans."

          On March 1, 1999, the Special Committee recommended, after considering the Headwaters Agreement and the alternatives available to the Company, that the Company consummate the Headwaters Agreement. It was a condition of the Special Committee's recommendation that the net proceeds from the sale of the Headwaters Timberlands and the portion of the Grizzly Creek grove to be sold be deposited in a restricted account or in a trust arrangement, be made available, while so held, as necessary to support the Timber Notes, and be released only under certain circumstances. See "-- Escrow Agreement" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities." After consideration of the Special Committee's recommendation and all other relevant factors, the Board of Managers voted unanimously to consummate the transactions contemplated by the Headwaters Agreement.

          The factors considered by the Board included the anticipated adverse regulatory and environmental climate had the Headwaters Agreement not been consummated, the March 1, 1999 clarifications from the regulatory agencies referred to above, the funds to be available under the Escrow Agreement to support the Timber Notes and potential increases in timber harvest levels. Under the Final Plans, the Company's projected harvest level is approximately 179 million board feet per year for the first decade. The Company also anticipates harvesting an additional approximately 6 million board feet of timber per year from the Additional Timber Property. In addition, under applicable California regulations, timber owners can harvest relatively minor amounts of timber in excess of their projected average harvest levels for a given decade (not in excess of ten percent of such amount) without amending the applicable SYP.

          The Final Plans
          The Final Plans were also completed in connection with the consummation of the Headwaters Agreement. The Final HCP provides for the issuance by state and federal regulatory agencies of the incidental take permits ("PERMITS") with respect to certain threatened, endangered and other species found on the Company Timberlands over the 50-year term of the Final HCP. The Permits issued under the Final HCP allow incidental takes of 17 different species covered by the Final HCP, including the coho salmon, the marbled murrelet, the northern spotted owl and the steelhead trout.

          The Final HCP has modified certain provisions of the Combined Plan proposed in July 1998 and includes other provisions contemplated by the California Headwaters Bill. Among other things, it no longer covers 19 of the species which were included in the Combined Plan. The Final HCP also increased the size of certain areas to be set aside as marbled murrelet conservation areas, and has also adopted wider interim streamside "no cut" buffers as contemplated by the California Headwaters Bill.
Pending completion of the watershed analysis, the Final HCP also provides for "no cut" buffers adjacent to certain intermittent watercourses on the Company Timberlands that flow only in response to significant precipitation. The Company has not completed its analysis of the location of all of the intermittent streams on its property. The areas set aside for streamside buffers may be adjusted up or down, subject to certain minimum and maximum buffers, based upon the watershed analysis process, which the Final HCP requires be completed within five years of its effective date. The watershed analysis will also be reassessed every five years.

          The Final HCP also imposes certain restrictions on the use of roads on the timberlands covered by the Final HCP (the "COVERED LANDS") during several months of the year and during periods of wet weather, except for certain limited situations. These restrictions may restrict operations on the Covered Lands so that many harvesting activities could generally only be carried out from June through October of any particular harvest year, and then only if wet weather conditions do not exist. However, the Company anticipates that some harvesting will be able to be conducted during the other months. The Final HCP also requires the Companies to stormproof 75 miles of roads on the Covered Lands on an annual basis, and also to build and repair certain roads. The Final HCP requires the stormproofing to be done between May 2 and October 14 of each year, while the road building and repair is to be accomplished between June 2 and October 14 of each year. The road stormproofing and building and repair is also required to be suspended if certain wet weather conditions exist.

          The Final HCP contains an adaptive management provision, which various regulatory agencies have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound. This provision allows the Companies to propose changes that are consistent with the California Agreement (as defined below) to any of the Final HCP prescriptions based on, among other things, certain economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost and economic feasibility and viability.

          Implementing Agreements
          In connection with consummation of the Headwaters Agreement, the Companies entered into several implementing agreements, including an Implementation Agreement with Regard to Habitat Conservation Plan (the "IMPLEMENTATION AGREEMENT") among the Companies and National Marine Fisheries Service ("NMFS"), U.S. Fish and Wildlife Service ("USFWS"), California Department of Fish and Game ("CDFG") and the CDF (the "AGENCIES") to effectuate the Final HCP. Pursuant to the Implementation Agreement, NMFS, USFWS and CDFG found that the Final HCP met all applicable regulatory requirements and authorized the issuance of the Permits. Each new THP on the Covered Lands to be submitted by Pacific Lumber or the Company is required to incorporate the provisions of the Final HCP. Timber harvesting and certain other specified activities detrimental to the marbled murrelet are prohibited for the life of the Permits in all of the marbled murrelet conservation areas. Such activities are prohibited in the Grizzly Creek grove for an initial five-year period to allow an opportunity for a portion of the grove to be purchased. Timber harvesting and certain other specified activities may take place in the Grizzly Creek grove after the initial five-year period unless USFWS or CDFG, in conjunction with analysis from a scientific panel, make certain determinations under the ESA and CESA regarding the effect on the marbled murrelet of these activities. If USFWS or CDFG make such a determination, the Grizzly Creek grove is required to be managed as a marbled murrelet conservation area.

          Under the Implementation Agreement, the Companies are required to expend such funds as may be necessary to fulfill each of their obligations under the Final HCP and to post $2 million security to help secure certain of their obligations under the Final HCP, which amount is subject to an annual inflation index and is increased by the amount of any liquidated damages the Companies are required to pay to California in the prior year pursuant to the California Agreement. The Companies are also required to fund an independent third party to monitor compliance with the Final HCP.

          The Implementation Agreement permits the Companies to add up to 25,000 acres to the Final HCP so long as various conditions are satisfied, including that the acreage to be added must be situated within one mile of the main contiguous portion of the Covered Lands, which are defined in the Implementation Agreement generally to include all timberlands owned by the Companies on the date of the Implementation Agreement. The Implementation Agreement provides that the Companies may relinquish the Permits; provided that in the event of a relinquishment or revocation of the Permits, the Companies must fully mitigate for the take of species that has occurred prior to the relinquishment or revocation. The extent of the full mitigation that would be required depends on a variety of circumstances. If it is determined that the Companies must so mitigate for the prior take of species, the Companies are required to execute a binding covenant running with the land, in form and content satisfactory to the Agencies, setting forth such commitment.

          The Companies also entered into a separate agreement regarding enforcement of the California Headwaters Bill (the "CALIFORNIA AGREEMENT") with the California Resources Agency, CDFG, the CDF and the California Wildlife Conservation Board ("CWCB"). The California Agreement, among other things, provides that the Companies shall not undertake any timber harvesting detrimental to the marbled murrelet in conservation areas totaling approximately 7,700 acres for 50 years from the effective date of the California Agreement. Pursuant to the requirements of the California Agreement, the terms and conditions of the California Agreement were recorded at closing as terms and conditions against the Covered Lands, to bind the Company and its successors and assigns for a term of 50 years. The California Agreement further provides for various remedies in the event of a breach of the agreement, the Final HCP, the Implementation Agreement, the State Permit, the California Headwaters Bill or any THP, including the issuance of written stop orders with respect to specified harmful activities, and liquidated damages for various breaches.

          The California Agreement also provides that the Companies are liable to the state for the reasonable costs of mitigation or similar work performed by California as a "self-help" remedy in certain circumstances. The Companies are also required to reimburse California for monitoring for compliance with the agreement and to allow for inspection of timber harvesting activities. The Companies are also required to post $2 million security under the California Agreement (which is the same $2 million required, as described above, under the Implementation Agreement). The California Agreement also provides that it may not be amended unless, among other things, certain California academic officials and a panel of scientists have found the proposed amendment to be consistent with the ESA, the Final HCP and the California Headwaters Bill.

          Owl Creek and Grizzly Creek Agreements
          The California Headwaters Bill appropriated up to $80 million toward the purchase of the Owl Creek grove and up to an additional $20 million toward the purchase of a portion (as specified by California) of the Grizzly Creek grove, as specified by California. In connection with the consummation of the Headwaters Agreement, California entered into agreements with respect to the potential future purchase of the Owl Creek grove (the "OWL CREEK AGREEMENT") and a portion of the Grizzly Creek grove (the "GRIZZLY CREEK AGREEMENT").

          Under the Owl Creek Agreement, the Company agreed to sell the Owl Creek grove to the state of California for consideration consisting of the lesser of the appraised fair market value or $79.65 million. The state may pay the consideration for the Owl Creek grove to the Company in cash or, at the state's option, 25% in cash and the balance in three equal annual installments without interest. Should the Company disagree with the methodology of the appraisal or its application, or if the fair market value determined under the appraisal is less than $79.65 million, the Company would have the right to terminate the Owl Creek Agreement. California must purchase the Owl Creek grove by the later of the state's fiscal year immediately following the fiscal year in which the state purchases the Grizzly Creek property, or June 30, 2001. Consummation of the purchase transaction under the Owl Creek Agreement is also subject to typical real estate title and other closing conditions. The California Headwaters Bill provides that the appraisal methodology, at the Company's option, may assume the issuance of various permits and approvals with respect to the Owl Creek grove, including the Permits.

          With respect to the potential future Grizzly Creek sale, Pacific Lumber and the CWCB agreed that Pacific Lumber would transfer a portion of the Grizzly Creek grove to the state of California at a purchase price not to exceed $19.85 million. Pacific Lumber has furnished a list of licensed appraisers to California, and the state is then to select an appraiser from this list to determine the fair market value of the property, with Pacific Lumber having the right to terminate the agreement if it reasonably disagrees with the methodology employed with respect to the appraisal or in the application of such methodology. The Grizzly Creek Agreement provides that California must purchase a portion of the Grizzly Creek grove by no later than October 31, 2000. Consummation of the purchase transaction under the Grizzly Creek Agreement is also subject to typical real estate title and other closing conditions. Also pursuant to the terms of the Grizzly Creek Agreement, Pacific Lumber granted the state of California a five-year option to purchase, at fair market value, additional property within the Grizzly Creek grove. The net proceeds of the sale of the Grizzly Creek property will be placed in escrow (on the same basis as the net proceeds of the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, funds are no longer on deposit under the Escrow Agreement. See "--Escrow Agreement" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities."

          Water Quality
          Under the Federal Clean Water Act, the Environmental Protection Agency (the "EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board ("NCRWQCB") are in the process of establishing TMDL limits for seventeen northern California rivers and certain of their tributaries, including certain water courses that flow within the Company Timberlands. As part of this process, the EPA and the NCRWQCB are expected to submit the TMDL requirements on the Company Timberlands for public review and comment. Following the comment period, the NCRWQCB would finalize the TMDL requirements applicable to the Company Timberlands, which may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process contained in the Final HCP.

          Impact of Future Legislation
          Laws, regulations and related judicial decisions and administrative interpretations dealing with the Company's business are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, threatened and endangered species, environmental protection, air and water quality and the restriction, regulation and administration of timber harvesting practices. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is not possible to assess the effect of such future legislative, judicial and administrative events on the Company or its business.

          Timber Operator's License
          On February 26, 1999, the CDF issued Pacific Lumber a conditional Timber Operator's License ("TOL") for calendar year 1999. The 1999 TOL requires, among other things, that harvesting under approved THPs by Pacific Lumber, the Company and their contractors will be governed by limitations that require non-emergency road use activities to cease under certain wet weather conditions. See Item 3. "Legal Proceedings--Timber Operator's License" for further information.

          Escrow Agreement
          As a result of the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299,850,000 in cash, prior to payment of closing costs and expenses. Pursuant to an Escrow Agreement entered into among Salmon Creek, Pacific Lumber and Citibank, N.A. (the "ESCROW AGENT"), Salmon Creek has deposited approximately $285 million of such proceeds into a restricted account, which Escrowed Funds will be made available, while so held in escrow, as necessary to support the Timber Notes with the balance of approximately $15 million to be retained to defray expenses in connection with negotiation and consummation of the Headwaters Agreement. In the event that the expenses in connection with the negotiation and consummation of the Headwaters Agreement are less than $15 million, the remaining unused portion of the $15 million estimated expense amount is to be added to the Escrowed Funds. The net proceeds of the sale of a portion of the Grizzly Creek grove will also be placed in escrow (on the same basis as the net proceeds of the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, funds are no longer on deposit under the Escrow Agreement. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" for information regarding the circumstances under which the Escrowed Funds can be released.


ITEM 2.        PROPERTIES

          A description of the Company's properties is included under Item
1. above.


ITEM 3.        LEGAL PROCEEDINGS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

TIMBER HARVESTING LITIGATION

          On August 12, 1998, an action entitled Environmental Protection Information Center, Inc., Sierra Club v. Pacific Lumber, Scotia Pacific Holding Company, Salmon Creek Corporation (No. C 98-3129) (the "EPIC LAWSUIT") was filed in the United States District Court for the Northern District of California. The action relates to a number of the Company's THPs. The plaintiffs allege that certain procedural violations of the ESA have resulted from logging activities on the Company Timberlands and seek to prevent the defendants from carrying out any harvesting activities until certain wildlife consultation requirements under the ESA are satisfied in connection with the Combined Plan. On September 3, 1998, the Court granted plaintiffs' motion for preliminary injunction covering three THPs (consisting principally of old growth Douglas-fir timber) pending evidentiary hearings. Following the evidentiary hearings, which concluded on October 22, 1998, the Court requested additional briefing, which was filed on November 9, 1998.
On March 15, 1999, the Court affirmed its preliminary injunction until it reaches a decision on the merits of the EPIC Lawsuit. However, subsequent to this ruling, the Court heard the defendants' motion for summary judgment on the merits of the case, and issued an order for plaintiffs to show cause why the lawsuit should not be dismissed as moot since the consultation requirement appears to have been concluded. While the Company believes that the consummation of the Headwaters Agreement is a positive development with respect to the EPIC Lawsuit, the Company is unable to predict the outcome of this case or its ultimate impact on its financial condition or results of operations.

          On January 26, 1998, an action entitled Coho Salmon, Environmental Information Center, Inc. and Sierra Club v. Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek Corporation (No. C 98-0283) (the "COHO LAWSUIT") was filed in the United States District Court for the Northern District of California. This action alleged, among other things, violations of the ESA and claims that defendants' logging operations in five watersheds have contributed to the "take" of the coho salmon. On March 22, 1999, the Court approved the agreed dismissal with prejudice of this lawsuit.

          On May 27, 1998, an action entitled Mateel Environmental Justice Foundation v. Pacific Lumber, Scotia Pacific Holding Company, Salmon Creek Corporation and MAXXAM Group Inc. (No. DR 980301) was brought in the Superior Court of Humboldt County. This action alleges, among other things, violations of California's unfair competition law of the business and professions code based on citations and violations (primarily water quality related) issued against the defendants since 1994 in connection with a substantial number of THPs. On January 5, 1999, plaintiff amended its complaint and narrowed its claim to 17 THPs. The plaintiff seeks, among other things, disgorgement of profits, and an injunction prohibiting alleged unlawful actions and requiring corrective action. The Company does not believe that this matter will have a material adverse effect upon its business or financial condition.

          On December 2, 1997, a lawsuit entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC and Federated Development Company (No. 9700399) (the "WRIGLEY LAWSUIT") was filed in the Superior Court of Humboldt County. This action has been consolidated with an action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Burnum Timber Company (No. 9700400) (the "ROLLINS LAWSUIT") which was also filed on December 2, 1997 in the Superior Court of Humboldt County. These actions allege, among other things, that defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to the destruction of certain watersheds and other areas, including the Elk River watershed and the Stafford area, and have also contributed to landslides in these areas. Plaintiffs further allege that in order to have THPs approved in connection with these areas, the defendants submitted false information to the CDF in violation of the California Business and Professions Code and the Racketeering Influence and Corrupt Practices Act ("RICO"). The plaintiffs have amended their complaints by alleging that the number of THPs involved in the lawsuit was 343 (an increase from the 150 in the original complaints). Plaintiffs seek unspecified damages and other relief. The Company is unable to predict the outcome of this case or the ultimate impact this matter will have on its financial position, results of operations or liquidity.

          The Company is also subject to certain other pending THP cases which would not be expected to have a material adverse effect upon the Company; however, due to the diminished supply of THPs currently held by the Company, the issuance of injunctive or similar relief in certain of these cases could exacerbate the difficulties that the Company has been experiencing with respect to the conduct of normal harvesting operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Log Sales to Pacific Lumber."

          On or about January 29, 1999, the Company received a letter from two private environmental advocacy groups of their 60-day notice of intent to sue the Company, Pacific Lumber, several of the federal and state agencies and others under the ESA. The letter alleges various violations of the ESA, and challenges, among other things, the validity and legality of the Permits issued in conjunction with the Final Plans. The Company does not know when or if a lawsuit will be filed by the groups regarding these matters, or if a lawsuit is filed, the ultimate impact of such lawsuit on the Final Plans or the Company's financial condition or results of operations.

TIMBER OPERATOR'S LICENSE

          Historically, Pacific Lumber has conducted logging operations on the Company Timberlands with its own staff of logging personnel as well as through contract loggers. In order to conduct logging operations in California, a logging company must obtain from the CDF a TOL, which license is subject to annual renewal. On December 30, 1997, the CDF issued a statement of issues in connection with an administrative action entitled In the Matter of the Statement of Issues Against: the Pacific Lumber Company, Timber Operator License A-5326 (No. LT 97-8). This administrative action sought to deny Pacific Lumber's application for a 1998 TOL based on various violations of the rules and regulations of the Forest Practice Act. On the same date, Pacific Lumber entered into a stipulation with the CDF (the "STIPULATION") and received a conditional TOL for 1998 ("1998 TOL"). The 1998 TOL and Stipulation were conditioned on, among other things, Pacific Lumber complying with existing requirements governing timber harvesting, wet weather operating restrictions and additional inspection and self-monitoring obligations.

          The CDF notified Pacific Lumber on November 9, 1998 that it had suspended Pacific Lumber's TOL for the remainder of 1998 due to violations of the Forest Practice Act. Pacific Lumber determined not to appeal the suspension of its 1998 TOL, and applied for a new TOL from the CDF for 1999. On February 26, 1999, the CDF issued Pacific Lumber a conditional TOL for calendar year 1999. The 1999 TOL requires, among other things, that harvesting under approved THPs by Pacific Lumber, the Company and their contractors will be governed by limitations that require non-emergency road use activities to cease under certain wet weather conditions. These road use restrictions are substantially similar to those applicable under the Final Plans and the 1998 TOL. The 1999 TOL also requires Pacific Lumber to enhance its compliance program. The 1999 TOL, among other things, also contains a requirement that Pacific Lumber pay a conservation organization designated by the CDF three times the value of any timber felled by Pacific Lumber or any other licensed timber operator in any no-cut zone on its or the Company Timberlands. The 1999 TOL also advises Pacific Lumber that should the 1999 TOL be revoked, the issuance of a new conditional license, absent compelling circumstances, would be unlikely.

          In addition to revocation of Pacific Lumber's TOL, other remedies could be sought against Pacific Lumber and the Company in connection with violations of the Forest Practice Act. In the past, fines and probation have been imposed on Pacific Lumber in connection with similar violations of the Forest Practices Act.

TAKINGS LITIGATION

          In May 1996, Scotia Pacific, Pacific Lumber and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et al. v. The United States of America (No. 96-257L) in the United States Court of Federal Claims seeking "just compensation" damages for the taking of certain of their timberlands by the federal government through application of the ESA. Salmon Creek filed a similar action entitled Salmon Creek Corporation v. California State Board of Forestry, et. al. (No. 96CS01057) in the Superior Court of Sacramento County. These actions were dismissed with prejudice as a condition of and upon consummation of the Headwaters Agreement.

USAT MATTER

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. (No. C 95-0322) was filed against MAXXAM, MGI and others in the U.S. District Court for the Southern District of Texas. This action was purportedly brought by the plaintiff on behalf of the U.S. government; however, the U.S. government declined to participate in the suit. Neither the Company nor Pacific Lumber was a defendant in this suit. The suit alleged that the defendants made false statements and claims in violation of the Federal False Claims Act in connection with United Savings Association of Texas ("USAT"). On January 22, 1999, the Court granted defendants' motion and assessed costs against the plaintiff. MAXXAM is also seeking to recover attorneys' fees in the amount of $110,000 including a sanction against the plaintiff and his counsel for filing a frivolous lawsuit.

HUNSAKER MATTER

          On November 24, 1998, an action entitled William Hunsaker, et al.
v. Charles E. Hurwitz, Pacific Lumber, MAXXAM Group Inc., MXM Corp., Federated Development Company and Does I-50 (No. C 98-4515) was filed in the United States District Court for the Northern District of California. This action alleges, among other things, that a class consisting of the vested employees and retirees of the former Pacific Lumber Company (Maine) ("OLD PALCO") is entitled to recover approximately $60 million of surplus funds allegedly obtained through deceit and fraudulent acts from the Old Palco retirement plan that was terminated in 1986 following acquisition by MAXXAM Inc. of Pacific Lumber. Plaintiffs further allege that defendants violated RICO and engaged in numerous acts of unfair business practices in violation of the California Business and Professions Code. In addition to seeking the surplus funds, plaintiffs also seek, among other things, a constructive trust on the assets traceable from the surplus funds, plus interest, trebling of damages for violation of RICO, punitive damages, and injunctive and other relief. On January 11, 1999, the Court granted the defendants' request to stay further proceedings in this matter, except for a case management conference set for March 29,1999, until after the hearing and ruling on the defendants' motion to dismiss, which was filed on January 19, 1999 and was taken under advisement on March 26, 1999. While Pacific Lumber does not believe this matter will have a material adverse effect on its financial position, results of operations or liquidity, there can be no assurance that this will be the case.

OTHER LITIGATION

          The Company is involved in other claims, lawsuits and proceedings, including certain pending or threatened actions seeking to prevent Pacific Lumber and the Company from harvesting under certain of their THPs and conducting certain other operations. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred or their effect on the Company, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

          Pacific Lumber holds a 100% member interest in the Company. Accordingly, there is no established public trading market for the Company's equity securities. Since its formation on May 29, 1998, the Company has not declared or paid any cash distributions on its equity securities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" and Note 2 to the Financial Statements appearing in Item 8.

          On July 20, 1998, the Company consummated its private offering of $867.2 million of Original Notes. On September 21, 1998, the Company filed a Form S-4 Registration Statement relating to an exchange offer pursuant to which the Original Notes could be exchanged for registered notes containing substantially identical terms. The Form S-4 Registration Statement was declared effective on December 30, 1998, and the exchange offer was consummated on March 25, 1998.


ITEM 6.        SELECTED FINANCIAL DATA

          Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the Company's Financial Statements and the Notes thereto appearing in Item 8.

BACKGROUND

          The Company is a recently formed single member Delaware limited liability company owned by Pacific Lumber and did not conduct any significant operations prior to the issuance of the Timber Notes. The historical financial data reflects (a) the historical assets, liabilities and results of operations of Scotia Pacific after giving effect to the Company Transfer and (b) Pacific Lumber's and Salmon Creek's historical assets, liabilities and results of operations attributable to the timberlands and the timber and related timber harvesting rights transferred pursuant to the Palco Transfers, in each case, as if such transactions occurred on January 1, 1996 (the beginning of the earliest period presented). The retirement of the Old Timber Notes (as defined in Note 1 to the Financial Statements), the issuance of the Timber Notes and the payment of a $526.1 million cash dividend to Pacific Lumber are reflected in the financial statements for the year ended December 31, 1998, the period in which these transactions occurred.

RESULTS OF OPERATIONS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          General
          The Mbfe concept was used in structuring the Timber Notes in order to take account of the relative values of the species and categories of timber included in the Company Timber. Under the Mbfe concept, one thousand board feet, net Scribner scale, of old growth redwood timber equates to one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company Timber was assigned a value in Mbfe equal to a fraction of a Mbfe. This fraction was generally determined by dividing the SBE Price applicable to such species and category for the first half of 1998 by the SBE Price applicable to old growth redwood for the first half of 1998. Historical harvest volumes reflected in this report are stated on a Mbfe basis using June 1998 SBE Prices.

          The New Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at the SBE Price (as
did the Original Master Purchase Agreement).    Harvest Value Schedules are
published by the California State Board of Equalization twice a year for the purpose of computing a yield tax imposed on timber harvested between January 1 and June 30 and July 1 and December 31. Harvest Value Schedules are based on twenty-four months of actual log and timber sales that occur within nine specified timber value areas. These sales are arms length transactions adjusted for time by indexing (using log and, in the case of old growth redwood, lumber price trends) to a specific date, which is approximately sixty days prior to the effective date of the Harvest Value Schedules. However, SBE prices may not necessarily be representative of actual prices that would be realized from unrelated parties at subsequent dates.

          Seasonality
          Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal. The impact of seasonality on the Company's results is expected to become more pronounced than it has been historically because of the harvesting, road use, wet weather and other restrictions imposed by the Final HCP. As a result, a substantial majority of the future harvesting on the Company Timberlands can be expected to be concentrated during the period from June through October of each year.
Some of these restrictions may be modified under the adaptive management provision contained in the Final HCP, and as a result of the watershed analysis process to be performed over the five-year period beginning March 1, 1999. See Item 1. "Business--Regulatory and Environmental Matters and Headwaters Agreement--The Final Plans." The following should be read in conjunction with the Company's Financial Statements and Notes thereto appearing in Item 8.

          Log Sales to Pacific Lumber
          The Company's revenues from log sales declined from $126.4 million for the year ended December 31, 1997 to $80.3 million for the year ended December 31, 1998 as a result of the decrease in the volume of log deliveries for such periods from 182,300 Mbfe to 115,700 Mbfe, respectively. Well-above-normal rainfall during the first half of 1998 and additional restrictions on wet weather operations pursuant to the terms of the 1998 TOL, together with logging restrictions during the nesting seasons for both the northern spotted owl and the marbled murrelet, were the principal factors which impeded logging operations on the Company Timberlands during the first half of 1998. Revenues for the second half of 1998 were primarily affected by a reduction in the volume of logs harvested as a result of the factors discussed below.

          The reduced level of logging activities on the Company Timberlands during the second half of 1998 was due in substantial part to the absence of a sufficient number of available THPs to enable the conduct of operations at levels consistent with those in the comparable period of 1997. The diminished supply of available THPs was attributable to a reduced volume of approved THPs during the second half of 1998 as well as regulatory and judicial restrictions imposed upon harvesting activities in areas covered by previously approved THPs. (See Note 5 to the Financial Statements). The reduced number of approved THPs was, and continued to be, attributable to several factors, including a significantly reduced level of THPs submitted by the Company to the CDF during 1998 due to (a) the extensive amount of time devoted by the Company's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the February 27, 1998 Pre-Permit Application Agreement (the "PRE-PERMIT AGREEMENT"), (ii) preparing the Combined Plan and all the related data, responding to comments on the Combined Plan, and assessing and responding to federal and state proposals and changes concerning the Combined Plan incorporated into the Final Plans,
(iii) responding to comments received by the Company from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement and (iv) assisting Pacific Lumber (in accordance with the New Additional Services Agreement) with responding to newly filed litigation involving certain of the Company's approved THPs (see Part I. Item 3. "Legal Proceedings") and (b) implementation of a provision contained in the Pre-Permit Agreement which requires, for the first time, a licensed geologist to review virtually all of the Company's THPs prior to submission to the CDF. The Company has also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that have emerged in applying the requirements embodied in the Pre-Permit Agreement to the Company's THPs, certain of which requirements impose new forestry practices that apply solely to operations on the Company Timberlands. As a result of the factors discussed above, the Company's inventory of approved THPs was severely diminished at March 1, 1999, which continues to limit its ability to conduct harvesting operations on the Company Timberlands.

          With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Final Plans; however, significant additional work will be required in connection with its implementation. The remainder of 1999 will be a transition year for the Company with respect to the filing and approval of its THPs. Certain of the THPs which were approved by the CDF prior to March 1, 1999 were grandfathered under the Final Plans, and are harvestable subject to the harvesting restrictions prescribed under the THPs and satisfaction of certain agreed conditions. The remaining THPs which were in the process of being reviewed but were not yet approved by the CDF at the time of the consummation of the Final Plans each require varying degrees of revisions in order to comply with the requirements of the Final Plans. The rate of submissions of THPs and the review and approval of THPs during the next quarter may be slower than the Company has historically experienced as the Company and the CDF develop procedures for implementing the Final Plans. Accordingly, the Company believes that its rate of new THP submissions will not increase until some time in the second or third quarter of 1999. Nevertheless, the Company anticipates that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time required to obtain approval of THPs. However, there can be no assurance that the Company will not continue to experience difficulties in submitting and receiving approvals of its THPs similar to those it has been experiencing.

          Net sales from logs were $126.4 million and $135.1 million for the years ended December 31, 1997 and 1996, respectively. The volume of log deliveries for such periods represented approximately 182,300 Mbfe and 182,500 Mbfe, respectively. The decrease in sales from 1996 is principally due to a decline in SBE prices in young growth redwood and Douglas-fir logs.

          Operating income and income before income taxes.
          Operating income was $59.9 million and $101.3 million for the years ended December 31, 1998 and 1997, respectively. Income before income taxes was $18.5 million and $76.7 million for the years ended December 31, 1998 and 1997, respectively. The decline in operating income and income before income taxes is principally due to the decrease in log sales discussed above, offset by a decline in depletion expense attributed to the decrease in harvest volumes between periods. General and administrative expenses were higher for the year ended December 31, 1998 compared to the same period last year primarily due to increased fees for professional services relating to THP preparation and road maintenance costs provided for under the New Services Agreement, but were offset by lower yield taxes which vary directly with the volume of log harvest. In addition to the impact from lower operating income, income before income taxes also declined between periods due to the higher interest expense resulting from the increase in debt from the Timber Notes. Income before income taxes included $28.2 million of interest on the Timber Notes and $13.7 million of interest on the Old Timber Notes. Interest expense would have increased by $21.4 million had the Timber Notes been outstanding for the full year.

          Operating income was $101.3 million and $110.4 million for the years ended December 31, 1997 and 1996, respectively. Income before income taxes was $76.7 million and $85.0 million for the years ended December 31, 1997 and 1996, respectively. The decrease in operating income is primarily a result of the factors affecting revenues discussed above. Additionally, operating income was affected by the increase in general and administrative expenses for the year ended December 31, 1997 compared to the year ended December 31, 1996 which was primarily attributable to higher labor costs and higher professional and consulting services fees. The decrease in income before income taxes was primarily due to the decrease in operating income between periods.

          Preliminary 1999 Results
          As a result of road use and other restrictions on logging operations during wet weather and the diminished inventory of available THPs, the Company's timber harvest during January and February 1999 continued to be at the low levels experienced during the same period in 1998. The Company had an inventory of approved THPs for the harvesting of approximately 41,000 Mbfe of timber as of March 1, 1999, subject to satisfaction of certain agreed conditions. The Company anticipates that, upon expiration of the restricted period of road use imposed under the Final HCP, and given favorable weather conditions, the Company should be able to resume more normal harvesting activities in June 1999. However, the Company expects that its experience in implementing the Final Plans will make it better able to analyze the impact of such restrictions on its future harvesting operations, including its ability in the near term to harvest timber under approved THPs.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          On July 20, 1998, the Company issued the Timber Notes, which consist of $867.2 million aggregate principal amount of Class A-1, Class A-2 and Class A-3 Timber Collateralized Notes which are due on July 20, 2028 and have an overall effective interest rate of 7.43% per annum. The Timber Notes are senior secured obligations of the Company and do not constitute obligations of, and are not guaranteed by, Pacific Lumber or any other person. Net proceeds from the offering of the Timber Notes were used primarily to prepay the Old Timber Notes and to pay a cash dividend of $526.1 million to Pacific Lumber. The Company recognized an extraordinary loss of $35.4 million in 1998 for the early extinguishment of the Old Timber Notes.

          Pursuant to the terms of the Indenture, the amount of indebtedness which the Company is permitted to incur other than the Timber Notes is limited to any Additional Timber Notes, up to $75.0 million at any one time outstanding of non-recourse timber acquisition indebtedness, indebtedness under the Line of Credit Agreement and certain capital lease obligations and certain other specified indebtedness. The business activities of the Company are generally limited to the ownership and operation of the Company Timberlands, the matters contemplated by the various operative documents executed in connection with the issuance of the Timber Notes and matters incidental to the foregoing.

          Although the Company is permitted to sell logs or standing Company Timber from its timberlands to other purchasers, management expects that the Company will derive substantially all of its revenue from the sale of logs to Pacific Lumber pursuant to the New Master Purchase Agreement and related log purchase agreements. The quantities and timing of log sales for logs harvested from the Company Timber will depend largely upon purchases of logs by Pacific Lumber under the New Master Purchase Agreement and related log purchase agreements. The timing and amount of such purchases by Pacific Lumber may be affected by factors outside the control of the Company, including inclement weather, regulatory and environmental factors, the financial condition of Pacific Lumber, Pacific Lumber's own supply of timber and its ability to harvest such timber, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries).

          Each month revenues from the sale of the Company's logs or timber from the Company Timber are (a) transferred to the Expense Reserve for use in the payment of operating expenses and capital expenditures, (b) utilized for the payment of Trustee, Collateral Agent and Liquidity Providers' Expenses and to make any required payments of interest and repayments of advances under the Line of Credit Agreement and (c) utilized to make required deposits into the Payment Account for use on the next Note Payment Date to pay interest, principal and Premium, if any, on the Timber Notes and, in certain circumstances, payment of interest and repayment of advances under the Line of Credit Agreement. Amounts remaining after making such required payments, transfers and deposits can be released to the Company free and clear of the Lien of the Deed of Trust. To the extent funds are inadequate to make payments of interest (excluding interest on premiums) on the Timber Notes when due, additional amounts may be drawn under the Line of Credit Agreement to the extent of the balance thereof. The amortization of the Timber Notes is generally structured to link, to the extent of available cash, the deemed depletion of the Company Timber as a result of the harvest and sale of logs (or sales of timber, if any) to the required amortization on the Timber Notes. Principal payments under the Scheduled Amortization Schedules for the Timber Notes would be $8.2 million, $15.9 million and $16.3 million in 1999, 2000 and 2001, respectively. Once the Company's debt service, operating and capital expenditure requirements have been met, substantially all of the cash released to the Company free of the Lien of the Deed of Trust will be periodically distributed to Pacific Lumber.

          The indenture governing the Old Timber Notes (the "OLD
INDENTURE") also provided for amortization linked, to the extent of available cash, to the deemed depletion of Scotia Pacific's timber as a result of the harvest and sale of logs. During January 1998 and the years ended December 31, 1997 and 1996, Scotia Pacific repaid approximately $10.8 million, $16.2 million and $14.1 million, respectively, of the aggregate principal amount outstanding on the Old Timber Notes. Once Scotia
Pacific's debt service, operating and capital expenditure requirements were met, substantially all of the cash released to Scotia Pacific free of the lien of the deed of trust for the Old Timber Notes was distributed monthly to Pacific Lumber. Excluding the $526.1 million cash dividend paid to Pacific Lumber in conjunction with the issuance of the Timber Notes, Scotia Pacific paid $6.7 million, $60.8 million and $76.9 million of dividends
during 1998, 1997 and 1996, respectively.   The decline in dividends
between periods is primarily the result of lower net sales and operating income described above. The Company expects that dividends in future years will be significantly lower than those paid in prior periods primarily as a result of the increase in interest expense related to the Timber Notes.
The Company's ability to pay dividends will also be affected by the reduction in harvest levels expected under the Final SYP and the Final HCP (See Item 1. "Business--Regulatory and Environmental Factors and Headwaters Agreement").

          The Escrowed Funds of approximately $285.0 million are to be made available as necessary to support the Timber Notes. Under the Escrow Agreement, the Escrowed Funds will be released by the Escrow Agent only in accordance with resolutions duly adopted by the Board of Managers of the Company and, unless the resolutions authorize the payment of funds exclusively to, or to the order of, the Trustee or the Collateral Agent under the Indenture, only if one or more of the following conditions are satisfied: (a) the resolutions authorizing the release of the Escrowed Funds are adopted by a majority of the Board of Managers of the Company (including the affirmative vote of the two independent managers); (b) a Rating Agency Confirmation (as defined in the Indenture) has been received that gives effect to the release or disposition of funds directed by the resolutions; or (c) the Company has received an opinion from a nationally recognized investment banking firm to the effect that, based on the revised harvest schedule and the other assumptions provided to such firm, the funds that would be available to the Company based on such harvest schedule, assumptions and otherwise under the Indenture after giving effect to the release or disposition of funds directed by such resolutions would be adequate (i) to pay Scheduled Amortization (as defined in the Indenture) on the Class A-1 and Class A-2 Timber Notes and (ii) to amortize the Class A-3 Timber Notes on a schedule consistent with the original harvest schedule as of July 9, 1998 (assuming that the Class A-3 Timber Notes are not refinanced on January 20, 2014).

          Pacific Lumber's financial condition will affect its ability to purchase logs from the Company and to meet its obligations under the New Services Agreement. Pacific Lumber expects that near term cash flows from operations will be adversely affected by the inadequate supply of logs and the slowdown in lumber production. Furthermore, Pacific Lumber does not expect to receive any dividends from the Company in 1999, and borrowings available under Pacific Lumber's revolving credit agreement will decrease significantly from the $27.5 million available as of December 31, 1998 due to a decline in receivables and inventories required to secure the facility. As discussed above, the Escrowed Funds are not available for distribution to Pacific Lumber unless and until they are released from escrow in accordance with the terms of the Escrow Agreement.

          Pacific Lumber anticipates that cash flows from operations together with funds available under Pacific Lumber's revolving credit agreement (but excluding any possible funds which may be released under the Escrow Agreement) will not be adequate to meet its working capital and capital expenditure requirements for 1999 and it anticipates that contributions will be made by its indirect parent, MGI, to meet such shortfalls. With respect to long-term liquidity, Pacific Lumber expects that, until such time as there are adequate dividends from the Company or a determination is made that all or a significant portion of the funds now held under the Escrow Agreement can be released, it will be dependent upon its parent to meet some portion of its working capital and capital expenditure requirements. If Pacific Lumber or Salmon Creek became bankrupt or insolvent, a creditor or bankruptcy trustee of Pacific Lumber or Salmon Creek, as applicable, could attempt to gain access to the funds held under the Escrow Agreement or otherwise to support the Timber Notes, or to recover funds distributed or used for such purposes. The success of any such attempt would depend on the facts and circumstances, including the timing and nature of the transfer of such funds to support the Timber Notes, the timing of such bankruptcy or insolvency, and the solvency and financial condition of Pacific Lumber, Salmon Creek and the Company on the date of transfer of such funds to support the Timber Notes.

          The Company's capital expenditures, excluding timberland acquisitions, relate primarily to reforestation of timberlands and to construction and rehabilitation of logging roads. The Company's capital expenditures for 1998, 1997 and 1996, including contributions by Pacific Lumber but excluding timberland acquisitions, were approximately $7.4 million, $7.3 million and $5.2 million, respectively. The Company's capital expenditures, excluding expenditures for timberlands, for the next several years are expected to approximate $9.0 million per year.

          The Company had sufficient cash on hand to pay the interest due on the Timber Notes on the January 20, 1999 payment date, but did not have sufficient additional cash to pay Minimum Principal Amortization or Scheduled Amortization. Nonetheless, the Company paid $5.4 million of principal on the Timber Notes (the amount equal to Scheduled Amortization) using funds provided as a capital contribution by Pacific Lumber, which in turn received a $5.0 million capital contribution from MGI.

          The Company believes that it will not generate sufficient cash from operations to pay interest on the Timber Notes on the July 20, 1999 payment date. However, the Company expects that funds sufficient to meet debt service obligations on the Timber Notes during 1999 will either be made available from funds borrowed under the Line of Credit Agreement, through capital contributions from Pacific Lumber or a direct or indirect parent corporation, or from the use of funds now held under the Escrow Agreement.

          With respect to long-term liquidity, the Company believes that, without giving effect to any use of the funds held under the Escrow Agreement, its existing cash and funds available under the Line of Credit Agreement, together with its ability to generate sufficient levels of cash flows from operations over the long term, should provide sufficient funds to meet its long-term working capital, capital expenditures and required debt service obligations. If the Company generates excess funds after the payment of operating expenses, capital expenditures, interest, Premiums and required principal payments, it may at its option either pay dividends, retain these funds for internal purposes or make voluntary principal payments. Cash flows from operations may continue to be adversely affected if the Company does not experience improvements in the THP submission and approval process, or if inclement weather conditions or seasonal operating restrictions under the Final HCP hamper harvesting operations. Cash flows from operations would also be adversely affected if additional judicial or regulatory restrictions are imposed on the Company's harvesting activities, or if the Final Plans are not implemented in accordance with the Company's current expectations.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, air and water quality and restrictions imposed by the Final HCP. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part
I. Item 3. "Legal Proceedings" and Note 5 to the Financial Statements for further information regarding regulatory and legal proceedings affecting the Company.


YEAR 2000

          Management has completed its assessment of the Company's critical information technology and embedded technology and determined that the principal software and equipment of the Company that will be affected by the date change to the year 2000 are the financial information systems, the GIS and certain personal computers and field equipment used by the foresters and other professional staff. Year 2000 progress and readiness has also been the subject of the Company's normal, recurring internal audit function. The Company is now in the process of making the required modifications for these systems to be year 2000 compliant, and expects to be completed with these modifications by the end of the first quarter of 1999 and to be completed with testing of the modifications by mid-year 1999. The modification costs and the costs associated with new systems are expected to be immaterial, costing less than $50,000. Systems modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product.

          In addition to addressing the Company's internal systems, management is in the process of identifying key vendors that could be impacted by year 2000 issues, and surveys are being conducted. The Company expects to evaluate the responses to the surveys over the next several months and will make direct contact with parties which are deemed to be critical. These inquiries are being made by the Company's own staff, and the costs associated with this program are expected to be minimal. Pacific Lumber has also completed its assessment of the susceptibility of its internal systems and equipment to the year 2000 date change and expects to be completed with the required modifications and substantially all of the testing by mid-year 1999.

          While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur. However, based on the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would have a material impact on its results or financial condition. The most reasonably likely worst case scenario which the Company could experience would be problems with certain of the Company's personal computers, field equipment, financial software or GIS software. The Company believes that any such problems could be remedied at minimal cost within a few days and that contingency plans used in the past for dealing with problems with its equipment and software are adequate to address the types of problems which could be encouraged in such a scenario. These plans include purchases of replacement equipment, use of third parties for processing GIS information and working with vendors to make any needed software modifications.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Managers and Stockholder of
Scotia Pacific Company LLC:

          We have audited the accompanying balance sheets of Scotia Pacific Company LLC (a Delaware limited liability company and a wholly owned subsidiary of The Pacific Lumber Company) as of December 31, 1998 and 1997, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scotia Pacific Company LLC as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP


San Francisco, California
March 1, 1999


                         SCOTIA PACIFIC COMPANY LLC

                               BALANCE SHEET
                          (IN MILLIONS OF DOLLARS)



                                                          DECEMBER 31,
                                                  --------------------------
                                                       1998          1997
                                                  ------------  ------------
                      ASSETS
Current assets:
     Cash and cash equivalents                    $       31.9  $       20.9
     Receivables from Pacific Lumber                       2.9           5.3
     Prepaid timber harvesting costs                       2.6           2.1
     Other prepaid expenses and current assets              .5            .5
                                                  ------------  ------------
          Total current assets                            37.9          28.8
Timber and timberlands, net of accumulated
     depletion of $243.1 and
     $233.2, respectively                                252.0         249.7
Property and equipment, net of accumulated
     depreciation of $7.9 and
      $6.6, respectively                                  14.4          11.0
Deferred financing costs, net                             22.5          13.4
Deferred income taxes                                        -          23.8
Restricted cash                                           16.6          28.4
Other assets                                               2.3           1.8
                                                  ------------  ------------
                                                  $      345.7  $      356.9
                                                  ============  ============

     LIABILITIES AND MEMBER CAPITAL (DEFICIT)

Current liabilities:
     Due to Pacific Lumber                        $         .8  $         .1
     Accrued interest                                     28.4          11.4
     Other accrued liabilities                             1.7            .9
     Long-term debt, current maturities                    8.2          19.4
                                                  ------------  ------------
          Total current liabilities                       39.1          31.8
Long-term debt, less current maturities                  859.5         308.0
                                                  ------------  ------------
          Total liabilities                              898.6         339.8
                                                  ------------  ------------

Member capital (deficit)                                (552.9)         17.1
                                                  ------------  ------------
                                                  $      345.7  $      356.9
                                                  ============  ============



The accompanying notes are an integral part of these financial statements.



                         SCOTIA PACIFIC COMPANY LLC

                            STATEMENT OF INCOME
                          (IN MILLIONS OF DOLLARS)



                                                   YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                               1998          1997          1996
                                          ------------  ------------  ------------
Log sales to Pacific Lumber               $       80.3  $      126.4  $      135.1
                                          ------------  ------------  ------------

Operating expenses:
     General and administrative expenses           9.1           8.3           7.9
     Depletion and depreciation                   11.3          16.8          16.8
                                          ------------  ------------  ------------
                                                  20.4          25.1          24.7
                                          ------------  ------------  ------------

Operating income                                  59.9         101.3         110.4

Other income (expense):
     Interest and other income                     2.5           2.8           2.9
     Interest expense                            (43.9)        (27.3)        (28.3)
                                          ------------  ------------  ------------
Income before income taxes and
     extraordinary item                           18.5          76.8          85.0
Provision in lieu of income taxes                 (7.6)        (31.2)        (33.5)
                                          ------------  ------------  ------------
Income before extraordinary item                  10.9          45.6          51.5
Extraordinary item:
     Loss on early extinguishment of debt        (35.4)            -             -
                                          ------------  ------------- ------------
Net income (loss)                         $      (24.5) $       45.6  $       51.5
                                          ============  ============  ============



The accompanying notes are an integral part of these financial statements.



                         SCOTIA PACIFIC COMPANY LLC

                          STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)



                                                  YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                               1998         1997         1996
                                          -----------   ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                    $     (24.5)  $     45.6  $       51.5
     Adjustments to reconcile net income
          (loss) to net cash provided by
          operating activities:
          Extraordinary loss on early
               extinguishment of debt             35.4           -             -
          Provision in lieu of income
               taxes                               7.6        31.1          33.5
          Depletion and depreciation              11.3        16.8          16.8
          Amortization of deferred
               financing costs                     1.4         1.2           1.2
          Increase (decrease) in cash
               resulting from changes in:
               Receivables from Pacific
                    Lumber                        (3.8)        (.7)          (.5)
               Prepaid timber harvesting
                    costs                         (1.0)        (.8)          (.9)
               Due to Pacific Lumber                .3           -           (.7)
               Accrued interest                   17.0         (.5)          (.5)
               Other accrued liabilities           (.2)          -           (.2)
          Other                                      -         (.4)           .1
                                          ------------  ----------  ------------
               Net cash provided by
                    operating activities          43.5        92.3         100.3
                                          ------------  ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                        (16.6)       (2.3)         (4.0)
     Restricted cash withdrawals used to
          acquire timberlands                      8.9           -             -
                                          ------------- ----------  ------------
               Net cash used for
                    investing activities          (7.7)       (2.3)         (4.0)
                                          ------------  ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Timber
          Notes                                  867.2           -             -
     Principal payments on Old Timber
          Notes and other timber
          related debt                          (327.0)      (16.3)        (14.8)
     Premium for early retirement of debt        (29.2)          -             -
     Dividends paid                             (532.8)      (60.8)        (76.9)
     Incurrence of deferred financing
          costs                                  (22.1)          -             -
     Change in restricted cash resulting
          from retirement of debt                  9.5         1.5           1.4
     Other contributions (distributions)           9.6       (13.8)         (7.2)
                                          ------------  ----------  ------------
               Net cash used for
                    financing activities         (24.8)      (89.4)        (97.5)
                                          ------------  ----------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                  11.0          .6          (1.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                       20.9        20.3          21.5
                                          ------------  ----------  ------------
CASH AND CASH EQUIVALENTS AT END OF
     PERIOD                               $       31.9  $     20.9  $       20.3
                                          ============  ==========  ============



The accompanying notes are an integral part of these financial statements.



                         SCOTIA PACIFIC COMPANY LLC

                       NOTES TO FINANCIAL STATEMENTS


1.        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

     BASIS OF PRESENTATION

          Scotia Pacific Company LLC (the "COMPANY") is a Delaware limited liability company wholly owned by The Pacific Lumber Company ("PACIFIC LUMBER") which is a wholly owned indirect subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc., which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company is a special purpose limited liability company organized in May 1998 to facilitate the offering (the "OFFERING") of $160.7 million 6.55% Class A-1, $243.2 million 7.11% Class A-2 and $463.3 million 7.71% Class A-3 Timber Collateralized Notes due 2028 bearing interest at an overall effective rate of 7.43% (the "TIMBER NOTES"). Concurrent with the closing of the Offering of the Timber Notes on July 20, 1998 (the "CLOSING DATE"), Scotia Pacific Holding Company ("SCOTIA PACIFIC") was merged into the Company (the "MERGER") and Pacific Lumber and Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber ("SALMON CREEK"), transferred to the Company approximately 13,500 acres of timberlands and the timber and related timber harvesting rights (but not the underlying land) with respect to an additional approximately 19,700 acres of timberlands (the "PALCO TRANSFERS"). The Company in turn transferred to Pacific Lumber the timber and related timber harvesting rights (but not the underlying land) with respect to approximately 1,400 acres of timberlands (the "COMPANY TRANSFER," and together with the Palco Transfers, the "TRANSFERS"). On the Closing Date, the 7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015 (the "OLD TIMBER NOTES") were retired, and the Company paid a cash dividend of $526.1 million. The Merger and the Transfers have been accounted for as a reorganization of entities under common control which requires the Company to record the assets, liabilities and results of operations of Scotia Pacific after giving effect to the Company Transfer as well as the assets, liabilities and results of operations acquired from Pacific Lumber and Salmon Creek pursuant to the Palco Transfers at their respective historical cost. Accordingly, the Company is the successor entity to all of Scotia Pacific's historical operations (exclusive of the assets transferred to Pacific Lumber) and to the historical operations attributable to the timberlands and timber and related timber harvesting rights acquired from Pacific Lumber and Salmon Creek. The Merger and the Transfers have been reflected in the financial statements of the Company as if such transactions had occurred as of the beginning of the earliest period presented. The retirement of the Old Timber Notes, the issuance of the Timber Notes and the payment of a $526.1 million cash dividend are reflected in the financial statements for the year ended December 31, 1998, the period in which these transactions occurred.

          Consistent with the Company's purpose and pursuant to the terms of the indenture governing the Timber Notes (the "INDENTURE"), the Company is obligated to set aside each month a portion of the funds it receives from the sale of logs to Pacific Lumber sufficient to make the specified payments of principal and interest on the Timber Notes computed in accordance with the Indenture and to have a sufficient amount to pay operating expenses and capital improvements.

     USE OF ESTIMATES AND ASSUMPTIONS

          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities,
(ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the subsequent resolution of any one of the contingent matters described in Note 5 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's financial position, results of operations or liquidity.

     COMPREHENSIVE INCOME

          There are no reconciling differences between the Company's net income and comprehensive income for the years ended December 31, 1998, 1997 and 1996.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash Equivalents
          Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. At December 31, 1998 and 1997, the Company had approximately $28.4 million and $17.8 million, respectively, of such money market instruments which are restricted for debt service payments on the Timber Notes and the Old Timber Notes, respectively.

          Prepaid Timber Harvesting Costs
          Prepaid timber harvesting costs are expensed as the timber covered by the related timber harvesting plans ("THPS") is harvested.

          Timber and Timberlands
          Timber and timberlands were recorded at the historical cost of Scotia Pacific, Pacific Lumber and Salmon Creek, at the beginning of the earliest period presented, net of accumulated depletion. Depletion is computed utilizing the unit-of-production method based upon estimates of timber values and quantities.

          Property and Equipment
          Property and equipment were recorded at the historical cost of Scotia Pacific, Pacific Lumber and Salmon Creek, at the beginning of the earliest period presented, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The major classes of property and equipment are as follows (dollar amounts in millions):



                                                             DECEMBER 31,
                                                     --------------------------
                                         ESTIMATED
                                        USEFUL LIVES      1998          1997
                                       ------------  ------------  ------------
Logging roads                              15 years  $       21.2  $       16.6
Other                                  5 - 15 years           1.1           1.0
                                                     ------------  ------------
                                                             22.3          17.6
Less:  accumulated depreciation                              (7.9)         (6.6)
                                                     ------------  ------------
                                                     $       14.4  $       11.0
                                                     ============  ============




          Depreciation expense for 1998, 1997 and 1996 was $1.4 million, $1.0 million and $0.6 million, respectively.

          Deferred Financing Costs
          Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing. In July 1998, an extraordinary loss of $35.4 million was recorded in connection with the retirement of the Old Timber Notes. Such loss is comprised of $12.8 million of unamortized deferred financing costs and $29.2 million of prepayment premiums offset by the benefit from $6.6 million of unearned premiums and make whole amounts under the investment note agreement associated with the liquidity account under the indenture governing the Old Timber Notes.

          Restricted Cash
          Restricted cash represents the amount deposited into an account held by the trustee under the applicable indentures governing the Timber Notes and the Old Timber Notes. At December 31, 1998, restricted cash primarily consists of $16.1 million which is remaining from the $25 million of the proceeds deposited into an account (the "PREFUNDING ACCOUNT" which is available for the purchase of additional timberlands. At December 31, 1997, restricted cash represents the amount on deposit in the liquidity account maintained by Scotia Pacific with respect to the Old Timber Notes (the "LIQUIDITY ACCOUNT") which was available to pay the amortization and interest on the Old Timber Notes and provided for interest earnings under an investment rate agreement (at 7.95% per annum) with the financial institution which held the Liquidity Account. Interest and other income from restricted cash deposits for 1998, 1997 and 1996 was $2.4 million, $2.3 million and $2.5 million, respectively.

          Log Sales to Pacific Lumber
          Scotia Pacific and Pacific Lumber entered into a Master Purchase Agreement on March 23, 1993 (the "ORIGINAL MASTER PURCHASE AGREEMENT") which governed all log sales by Scotia Pacific to Pacific Lumber, and on the Closing Date, the Company and Pacific Lumber entered into a New Master Purchase Agreement (the "NEW MASTER PURCHASE AGREEMENT," and together the "MASTER PURCHASE AGREEMENTS") which governs all log sales by the Company to Pacific Lumber. Substantially all of the Company's revenues have been and are expected to continue to be derived from the sale of logs to Pacific Lumber. The harvested logs are purchased by Pacific Lumber (i.e., title passes and the obligation to make payment therefor is incurred) at the time each log is delivered to Pacific Lumber's log decks and measured. The Master Purchase Agreements generally contemplate that all sales of logs by the Company to Pacific Lumber will be at the applicable stumpage prices for each species of timber and category thereof, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization (the "SBE PRICE"). Harvest Value Schedules are published twice a year for purposes of computing timber yield taxes.

          Concentrations of Credit Risk
          The amounts held by the trustee in an account restricted for debt service payments on the Timber Notes (the "PAYMENT ACCOUNT") and held in the Prefunding Account for purchase of timberlands are invested primarily in commercial paper and other short-term investments. The Company mitigates its concentration of credit risk with respect to these restricted cash deposits by purchasing only high grade investments (ratings of A1/P1 short-term or AAA/aaa long-term debt) having maturities of less than three months. No more than 10% is invested within the same issue.

          Fair Value of Financial Instruments
          The carrying amounts of cash equivalents and restricted cash approximate fair value. As of December 31, 1998 and 1997, the estimated fair value of long-term debt, including current maturities, was $807.1 million and $331.2 million, respectively. The estimated fair value of long-term debt is determined based on the quoted market price for the Timber Notes and the Old Timber Notes. The Timber Notes are thinly traded financial instruments; accordingly, their market price at any balance sheet date may not be representative of the price which would be derived from a more active market.

2.        LONG-TERM DEBT

          On July 20, 1998, the Company issued $867.2 million aggregate principal amount of Timber Notes, which are due on July 20, 2028 and have an overall effective interest rate of 7.43% per annum. The Timber Notes are senior secured obligations of the Company and do not constitute obligations of, and are not guaranteed by, Pacific Lumber or any other person. The Timber Notes were issued in three classes: Class A-1 Timber Notes aggregating $160.7 million, Class A-2 Timber Notes aggregating $243.2 million and Class A-3 Timber Notes aggregating $463.3 million. Pursuant to the terms of the Indenture, the Company is permitted to incur up to $75 million at any one time of non-recourse indebtedness secured by purchase money mortgages to acquire additional timberlands, the original amount of the Timber Notes, an unspecified amount of Additional Timber Notes (as defined in the Indenture) provided certain conditions are met, indebtedness under the Line of Credit Agreement (as defined below), and certain other debt on a limited basis. The Company is not permitted to incur any other indebtedness for borrowed money. The Timber Notes are secured by a lien on
(i) the Company's timber and timberlands (subject to Pacific Lumber's ownership of the timber and related timber harvesting rights on approximately 1,100 acres of such timberlands), (ii) certain contract rights and certain other assets, (iii) the proceeds of the foregoing, (iv) the Payment Account, (v) the Line of Credit Agreement, and (vi) substantially all of the other property and equipment transferred to the Company by Pacific Lumber (subject to certain rights of concurrent use by Pacific Lumber). Amounts payable on the Timber Notes are paid semi-annually generally on January 20 and July 20 of each year (each, a "NOTE PAYMENT DATE").

          The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of the Company's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Note Payment Date is determined by various mathematical formulas set forth in the Indenture. Scheduled Amortization of the Timber Notes represents the amount of principal which the Company must pay through each Note Payment Date in order to avoid payment of prepayment or deficiency premiums. The Scheduled Maturity Dates for the Class A-1 and Class A-2 Timber Notes, which are January 20, 2007 and January 20, 2014, respectively, represent the Note Payment Dates on which the Company will pay the final installment of principal if all payments of principal are made in accordance with Scheduled Amortization. The Scheduled Amortization for the Class A-3 Timber Notes does not include any principal amortization prior to their Scheduled Maturity Date of January 20, 2014 on which the aggregate principal amount of $463.3 million will be scheduled to be paid. Minimum Principal Amortization of the Timber Notes represents the minimum amount of principal which the Company must pay (on a cumulative basis and subject to available cash) on such Class, to the extent of the funds on deposit in the Payment Account, through any Note Payment Date in order to avoid an Event of Default (as defined). Regardless of the amount of timber actually harvested and sold, if there is sufficient cash (which could be available due to, among other things, favorable prices realized from harvested timber), principal on the Timber Notes will be paid at least as fast as Minimum Principal Amortization. If the Timber Notes were amortized in accordance with Minimum Principal Amortization, the final installments of principal would be paid on January 20, 2010, July 20, 2017 and July 20, 2028 for the Class A-1, Class A-2 and Class A-3 Timber Notes, respectively.

          The Company has the right to cause additional prepayments of principal to be made on any Note Payment Date. If the principal of the Timber Notes is paid in advance of Scheduled Amortization, the Company will pay a prepayment premium on such accelerated payment. The prepayment premium on any Note Payment Date is equal to the excess, if any, of (a) the sum of (i) the present value of the prepayment amount (discounted from the date(s) that the prepayment amount would otherwise have been paid under the Scheduled Amortization to the Note Payment Date) plus (ii) the sum of the present values of the amounts of interest that would have accrued thereafter with respect to the prepayment amount over (b) the amount of the prepayment. The present value shall be computed using a "Reinvestment Yield" (as defined in the Indenture) which is comparable to the yield of like term U.S. Treasury securities plus 0.50% per annum.

          If the principal of the Timber Notes is paid later than as provided for under the Scheduled Amortization, the Company will pay a deficiency premium on such deficient amount. The deficiency premium payable on any Note Payment Date equals an amount of interest on the amount of the deficient principal amount from the previous Note Payment Date to the current Note Payment Date at 1.50% per annum. In addition, if the Class A-3 Timber Notes are not paid in full on or before their scheduled Maturity Date, a Cash Retention Event (as defined in the Indenture) will occur as a result of which 75% of all Excess Funds (as defined in the Indenture) will be deposited in the Payment Account until all classes of Timber Notes are paid in full.

          The following table presents the amortization of the Timber Notes based on Minimum Principal Amortization and Scheduled Amortization (in millions):




                                           MINIMUM
                                          PRINCIPAL     SCHEDULED
                                         AMORTIZATION  AMORTIZATION
                                        ------------- -------------
Years Ending December 31:
     1999                               $          .9 $         8.2
     2000                                        10.5          15.9
     2001                                        10.5          16.3
     2002                                        10.8          17.1
     2003                                        12.4          19.3
     Thereafter                                 822.1         790.4
                                        ------------- -------------
                                        $       867.2 $       867.2
                                        ============= =============




          In January 1999, the Company repaid $5.4 million of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization. As a result of harvest levels being significantly below those which would allow the Company to pay Scheduled Amortization, substantially all of the funds used to make the January 1999 principal payment were provided by a capital contribution from Pacific Lumber.

          On July 20, 1998, the Company entered into an agreement (the "LINE OF CREDIT AGREEMENT") with a bank (the "LIQUIDITY PROVIDER") pursuant to which the Company may borrow to pay interest on the Timber Notes. The maximum amount the Company may borrow is equal to one year's interest at the applicable rates on the aggregate outstanding principal balance for the Timber Notes (the "REQUIRED LIQUIDITY AMOUNT"). At December 31, 1998, the Required Liquidity Amount was $63.5 million. Initial borrowings under the Line of Credit Agreement will generally bear interest at the Base Rate (as defined in the agreement) or at a one month or six month LIBOR rate plus 0.75% at any time the borrowings have not been continually outstanding for more than six months. The initial term of the Line of Credit Agreement expires on July 18, 1999. Annually, the Company will request that the Liquidity Provider extend the Line of Credit Agreement for a period of not less than 364 days. At December 31, 1998, there were no outstanding borrowings.

          As a result of the sale of approximately 5,600 acres of Pacific Lumber's timberlands consisting of two forest groves commonly referred to as the Headwater Forest and Elk Head Springs Forest (the "HEADWATERS TIMBERLANDS") on March 1, 1999, Salmon Creek received proceeds of $299.9 million in cash. See Note 9 to the Consolidated Financial Statements. Salmon Creek has deposited approximately $285.0 million of such proceeds into an escrow account (the "ESCROWED FUNDS"), pursuant to an escrow agreement (the "ESCROW AGREEMENT") as necessary to support the Timber Notes. The net proceeds of the sale of the Grizzly Creek grove will also be placed in escrow (on the same basis as the net proceeds of the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, funds are no longer on deposit under the Escrow Agreement.

          Under the Escrow Agreement, the Escrowed Funds will be released by the Escrow Agent only in accordance with resolutions duly adopted by the Board of Managers of the Company and, unless the resolutions authorize the payment of funds exclusively to, or to the order of, the Trustee or the Collateral Agent under the Indenture, and only if one or more of the following conditions are satisfied: (a) the resolutions authorizing the release of the Escrowed Funds are adopted by a majority of the Board of Managers of the Company (including the affirmative vote of the two independent managers); (b) a Rating Agency Confirmation (as defined in the Indenture) has been received that gives effect to the release or disposition of funds directed by the resolutions; or (c) the Company has received an opinion from a nationally recognized investment banking firm to the effect that, based on the revised harvest schedule and the other assumptions provided to such firm, the funds that would be available to the Company based on such harvest schedule, assumptions and otherwise under the Indenture after giving effect to the release or disposition of funds directed by such resolutions would be adequate (i) to pay Scheduled Amortization (as defined in the Indenture) on the Class A-1 and Class A-2 Timber Notes and (ii) to amortize the Class A-3 Timber Notes on a schedule consistent with the original harvest schedule as of July 9, 1998 (assuming that the Class A-3 Timber Notes are not refinanced on January 20, 2014).

3.        RELATED PARTY TRANSACTIONS

          The New Master Purchase Agreement and the related log purchase agreements govern all log sales by the Company to Pacific Lumber subsequent to the Closing Date. Under the New Master Purchase Agreement, Pacific Lumber is responsible for harvesting the Company's standing timber and transporting harvested logs to its log decks. Payments for the log sales outstanding at December 31, 1998 were received by the Company in January 1999.

          Scotia Pacific and Pacific Lumber also entered into a Services Agreement on March 23, 1993 (the "ORIGINAL SERVICES AGREEMENT"), pursuant to which Pacific Lumber provided a variety of operational, management and related services in respect of the Company's timber properties not provided by the Company's employees, including reforestation, fire protection and road maintenance, rehabilitation and construction. The Company paid Pacific Lumber an annual fee, payable in equal monthly installments and subject to annual adjustment provisions, for such services. For the years ended December 31, 1997, and 1996, amounts recorded by the Company for services pursuant to the terms of the Original Services Agreement totaled $1.4 million and $1.3 million, respectively. On July 20, 1998, the Company and Pacific Lumber entered into a New Services Agreement (the "NEW SERVICES AGREEMENT") under which the Company pays a Services Fee (as defined) in an initial amount of $107,000 per month and reimburses Pacific Lumber for the cost of constructing, rehabilitating and maintaining roads and performing
reforestation services.   For the year ended December 31, 1998, amounts
recorded under the Original Services Agreement and the New Services Agreement were $0.8 million and $4.4 million, respectively.

4.        PROVISION IN LIEU OF INCOME TAXES

          These financial statements treat the Company as a taxable entity for the periods presented up through July 20, 1998, at which time the Company, having not made an election to be treated as an association, began being disregarded as a separate taxable entity solely for income tax purposes. The Company is instead treated as a division of Pacific Lumber for tax periods after July 20, 1998. After July 20, 1998, all income taxes for the Company are shown on Pacific Lumber's financial statements.

          Up through July 20, 1998, income taxes were determined using an asset and liability approach which required the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that had been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax assets and liabilities were determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

          Pursuant to the tax allocation agreement among MAXXAM, Pacific Lumber, Salmon Creek and Scotia Pacific (the "TAX ALLOCATION AGREEMENT"), all federal and state income tax liabilities of Scotia Pacific were paid by Pacific Lumber and all federal and state income tax refunds of Scotia Pacific were paid to Pacific Lumber. Accordingly, up through July 20, 1998, the Company's financial statements reflect a charge or benefit for income taxes computed as if Scotia Pacific had filed separate income tax returns and a corresponding adjustment to capital (net of the applicable adjustments relating to the deferred income tax assets).

          The provision in lieu of income taxes on income before income taxes and extraordinary item consists of the following (in millions):



                                                YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                            1998          1997          1996
                                       ------------- ------------- -------------
Current provision in lieu of income
     taxes:
     Federal                           $         5.3 $        22.2 $        22.4
     State                                       1.5           6.2           6.8
                                       ------------- ------------- -------------
                                                 6.8          28.4          29.2
                                       ------------- ------------- -------------
Deferred provision in lieu of income
     taxes:
     Federal                                      .7           2.2           3.2
     State                                        .1            .6           1.1
                                       ------------- ------------- -------------
                                                  .8           2.8           4.3
                                       ------------- ------------- -------------
                                       $         7.6 $        31.2 $        33.5
                                       ============= ============= =============




          A reconciliation between the provision in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows (in millions):



                                                YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                            1998          1997          1996
                                       ------------  ------------  ------------
Income before income taxes and
     extraordinary item                $       18.5  $       76.8  $       85.0
                                       ------------  ------------  ------------
Amount of federal income tax based
     upon the statutory rate           $        6.5  $       26.8  $       29.8
State taxes, net of federal tax
     benefit                                    1.0           4.4           5.1
Other                                            .1             -          (1.4)
                                       ------------  ------------  ------------
                                       $        7.6  $       31.2  $       33.5
                                       ============  ============  ============





          The components of the Company's net deferred income tax assets (liabilities) are as follows (in millions):



                                                        DECEMBER 31,
                                                --------------------------
                                                     1998          1997
                                                -----------   ------------
Deferred income tax assets:
     Timber and timberlands                     $         -   $       24.4
     Property and equipment                               -             .2
                                                -----------   ------------
          Total deferred income tax assets                -           24.6
                                                -----------   ------------
Deferred income tax liabilities:
     Other                                                -            (.8)
                                                -----------   ------------
          Total deferred income tax
               liabilities                                -            (.8)
                                                -----------   ------------

Net deferred income tax assets                  $         -   $       23.8
                                                ===========   ===========





          The carrying value of the Company's net assets for financial statement purposes was less than the carrying value for income tax reporting purposes by approximately $27.4 at December 31, 1998. The difference primarily results from the excess of tax basis over financial statement basis with respect to timber and timberlands. At December 31, 1997, the principal component of the net deferred income tax assets listed above relates to the excess of the tax basis over financial statement basis with respect to timber and timberlands. The net deferred income tax assets listed above were recorded pursuant to the Tax Allocation Agreement. Beginning July 21, 1998, the Company, having not elected to be treated as an association, is disregarded as a separate taxable entity and instead is treated as a division of Pacific Lumber solely for income tax purposes. Therefore, all deferred income tax assets and deferred income tax liabilities for the Company at December 31, 1998 are reflected in Pacific Lumber's financial statements.

5.        CONTINGENCIES

          Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations as well as the Final HCP and Final SYP (defined below), dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. While regulatory and environmental concerns have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations, prior to 1998 they have not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, the Company's 1998 results of operations were adversely affected by certain regulatory and environmental matters, including during the second half of 1998, the absence of a sufficient number of available THPs to enable the Company to conduct its operations at historic levels.

          On September 28, 1996, Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM (the "PACIFIC LUMBER PARTIES") entered into an agreement (the "HEADWATERS AGREEMENT") with the United States and California which provided the framework for the acquisition of the Headwaters Timberlands by the United States and California. Consummation of the Headwaters Agreement was also conditioned upon, among other things: approval of a sustained yield plan establishing long-term sustained yield ("LTSY") harvest levels for Pacific Lumber's timberlands (the "SYP"), approval of a habitat conservation plan (the "HCP") covering multiple species (the "MULTI-SPECIES HCP") and issuance of incidental take permits related to the Multi-Species HCP ("PERMITS"). As further described in Note 9 "Subsequent Events," on March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. In addition to the transfer of the Headwaters Timberlands by the Pacific Lumber Parties described in Note 9, Pacific Lumber received an approved SYP (the "FINAL SYP"), Multi-Species HCP (the "FINAL HCP") and related Permits. The Pacific Lumber Parties and California also executed an agreement regarding the enforcement of the California bill which authorized state funds for the purchase of the Headwaters Timberlands while imposing certain restrictions on the remaining timberlands held by the Pacific Lumber Parties (the "CALIFORNIA AGREEMENT").

           The Final SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. An SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that a timber company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. Under the Final SYP, the Company's projected base average annual harvest level in the first decade could be approximately 179 million board feet of softwoods. The Final SYP is effective for 10 years, and may be amended by Pacific Lumber subject to approval by the CDF. The Final SYP is subject to review after five years. Revised SYPs would be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          Several species, including the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, have been listed as endangered or threatened under the ESA and/or the California Endangered Species Act (the "CESA"). The Final HCP and the Permits allow incidental "take" of listed species so long as there is no "jeopardy" to the continued existence of such species. The Final HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Final HCP not only provides for the Company's compliance with habitat requirements for the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, it also provides for issuance of Permits for thirteen additional species that are or may be listed in the future. The Final HCP and related Permits have a term of 50 years, and, among other things, include the following protective measures: (i) setting aside timberlands as marbled murrelet conservation areas; (ii) establishing streamside "no-cut" and limited cut buffers as well as mass wasting areas based on a five-year assessment of each of the Company's watersheds; (iii) limiting harvesting activities during wet weather conditions, and (iv) making certain specified improvements to the
Company's roads.   The Final SYP is also subject to the foregoing
provisions. The Company believes that the Final SYP and the Final HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although there can be no assurance that the Company will not face difficulties in the THP submission and approval process as it implements these agreements.

          Lawsuits are threatened which seek to prevent the Company from implementing the Final HCP and the Final SYP, and lawsuits are pending concerning certain of the Company's approved THPs or other operations. On January 26, 1998 an action entitled Coho Salmon, et al v. Pacific Lumber, et al, (the "COHO LAWSUIT") was filed against Pacific Lumber, Scotia Pacific and Salmon Creek. This action alleged, among other things, violations of the ESA and claims that defendants' logging operations in five watersheds have contributed to the "take" of the coho salmon. In March 1999, the Coho lawsuit was dismissed, with prejudice. Pacific Lumber has also received notice of additional threatened actions with respect to the coho salmon. On August 12, 1998, an action entitled Environmental Protection Information Center, Inc., Sierra Club v. Pacific Lumber, Scotia Pacific and Salmon Creek (the "EPIC LAWSUIT") was filed by two environmental groups against Pacific Lumber, Scotia Pacific and Salmon Creek under which the environmental groups allege that certain procedural violations of the federal Endangered Species Act (the "ESA") have resulted from logging activities on the Company's timberlands and seek to prevent the defendants from carrying out any harvesting activities until certain wildlife consultation requirements under the ESA are satisfied in connection with the development of the Final HCP. In March 1999, the court affirmed a preliminary injunction on harvesting on three THPs; however, it subsequently heard Pacific Lumber's motion to dismiss the case and issued an order for the plaintiffs to show cause why the lawsuit should not be dismissed as moot since the consultation requirement appears to have been concluded. On or about January 29, 1999, the Company received a notice from EPIC and the Sierra Club ("EPIC NOTICE LETTER") of their intent to sue Pacific Lumber and several federal and state agencies under the ESA. The letter alleges various violations of the ESA and challenges, among other things, the validity and legality of the Permits. The Company is unable to predict the outcome of either the EPIC lawsuit or the EPIC Notice Letter or their ultimate impact on the Company's financial condition or results of operations or the ability to harvest timber on its THPs. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Final HCP and the Permits should enhance its position in connection with these challenges.

          On November 9, 1998, the California Department of Forestry and Fire Protection ("CDF") notified Pacific Lumber that it had suspended Pacific Lumber's 1998 timber operator's license ("TOL"). As a result, Pacific Lumber ceased all operations under its TOL and made the necessary arrangements for independent contract loggers to be substituted where necessary (independent contractors historically account for approximately 60% of the harvesting activities on the Company's timberlands). On February 26, 1999, the CDF issued Pacific Lumber a conditional TOL for 1999. The 1999 TOL contains provisions which limit the use of roads during wet weather conditions and provides for an enhanced compliance program.
The CDF has also advised Pacific Lumber that if the 1999 TOL is revoked, issuance of a new conditional license would be unlikely. The Company does not believe that the restrictions imposed by the 1999 TOL will have an adverse effect on Pacific Lumber's or the Company's financial condition or results of operations.

6.        MEMBER CAPITAL (DEFICIT)

          A reconciliation of the activity in member capital (deficit) is as follows (in millions):



                                                YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                            1998          1997          1996
                                       ------------  ------------  ------------
Balance at beginning of period         $       17.1  $       12.7  $       12.9
Net income (loss)                             (24.5)         45.6          51.5
Transfer of deferred tax assets to
     Pacific Lumber                           (22.9)            -             -
Contribution of assets by Pacific
     Lumber                                       -           5.1           3.2
Assumption of net tax liabilities by
     Pacific Lumber                             6.7          28.4          29.2
Dividends from Offering                      (526.1)            -             -
Other dividends paid                           (6.7)        (60.8)        (76.9)
Other contributions (distributions)             3.5         (13.9)         (7.2)
                                       ------------  ------------  ------------

Balance at end of period               $     (552.9) $       17.1  $       12.7
                                       ============  ============  ============





7.        SUPPLEMENTAL CASH FLOW INFORMATION



                                                   YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                               1998          1997          1996
                                          ------------  ------------  ------------
                                                        (IN MILLIONS)
Supplemental information on non-cash
     investing and financing
     activities:
     Assumption of net tax liabilities
          by Pacific Lumber               $        6.7  $       28.4  $       29.2
     Deferred financing costs payable              1.0             -             -
     Distribution of assets to Pacific
          Lumber                                   6.1             -             -
     Acquisition of assets subject to
          long-term debt and other
          liabilities                               .5           7.3             -
     Transfer of deferred tax assets to
          Pacific Lumber                          22.9             -             -
     Contribution of assets by Pacific
          Lumber                                     -           5.2           3.2

Supplemental disclosure of cash flow
     information:
     Interest paid                        $       25.5  $       26.7  $       27.5





8.        QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1998 and 1997 is as follows (in millions):



                                                   THREE MONTHS ENDED
                                ------------------------------------------------------
                                   MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31
                                ------------  ------------   ------------ ------------
1998:
     Log sales to Pacific
          Lumber                $        9.7  $       24.9  $       33.3  $       12.4
     Operating income                    6.6          19.6          25.6           8.1
     Income (loss) before
          extraordinary item              .4           8.1          10.1          (7.7)
     Net income (loss)                    .4           8.1         (25.3)         (7.7)

1997:
     Log sales to Pacific
          Lumber                $       19.1  $       34.6  $       51.3  $       21.4
     Operating income                   14.6          27.9          42.1          16.7
     Net income                          5.0          12.9          21.3           6.4



9.        SUBSEQUENT EVENT

          As described in Note 5 above, on September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contain virgin old growth timber. Approximately 4,900 of these acres were owned by Salmon Creek, with the remaining acreage being owned by Pacific Lumber and the Company (Pacific Lumber owning the timber and related timber harvesting rights on the Company's acreage). On March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. Salmon Creek received $299.9 million for its 4,900 acres and, for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands which are to be contributed to the Company on or before August 1999. Approximately $285.0 million of these proceeds have been deposited into an escrow account held by an escrow agent and are to be made available as necessary to support the Timber Notes, and may be released only under certain circumstances.

          The Company and Pacific Lumber also entered into agreements with California for the future sale to California of the Owl Creek and Grizzly Creek groves (the "OWL CREEK AGREEMENT" and the "GRIZZLY CREEK AGREEMENT," respectively). The Owl Creek Agreement provides for the Company to sell, on or before June 30, 2002, the Owl Creek grove to California for the lesser of the appraised fair market value or $79.7 million. At California's option, 25% of the payment may be paid upon closing with three equal annual installments thereafter and without interest. The sale of the Owl Creek grove will not be reflected in the Company's financial statements until it has been concluded. With respect to the Grizzly Creek Agreement, California may purchase from Pacific Lumber, on or before October 31, 2000, a portion of this grove for a purchase price determined based on fair market value, but not to exceed $19.9 million. The net proceeds from the Grizzly Creek grove will be placed into an escrow account (on the same basis as the net proceeds from the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, the Escrowed Funds are no longer held in an escrow account. California also has a five year option under the agreement to purchase additional property adjacent to the Grizzly Creek grove which is within the Grizzly Creek conservation area.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                  PART III


          Not applicable.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS                                    PAGE

     1.        FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

               Report of Independent Public Accountants               24
               Balance Sheet at December 31, 1998 and 1997            25
               Statement of Income for the years ended December
                    31, 1998, 1997 and 1996                           26
               Statement of Cash Flows for the years ended
                    December 31, 1998, 1997 and 1996                  27
               Notes to Financial Statements                          28

     2.        FINANCIAL STATEMENT SCHEDULES:

               Schedules are inapplicable or the required information is included in the financial statements or the notes thereto.

(B)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K during the fourth quarter of 1998. However, on March 19, 1999, the Company filed a current report on Form 8-K (under Item 5) concerning the filing of a Prospectus Supplement to the Prospectus dated December 30, 1998 relating to the exchange of its Timber Notes.

(C)  EXHIBITS

          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 39), which index is incorporated herein by reference.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SCOTIA PACIFIC COMPANY LLC

Date:  March 30, 1999         By:    /S/ JOHN A. CAMPBELL
                                       John A. Campbell,
                              Chairman of the Board, President
                                          and Manager
                                 (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 30, 1999         By:    /S/ JOHN A. CAMPBELL
                                       John A. Campbell
                               Chairman of the Board, President
                                          and Manager
                                 (Principal Executive Officer)


Date:  March 30, 1999         By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                  Vice President and Manager


Date:  March 30, 1999         By:     /S/ JOHN T. LA DUC
                                        John T. La Duc
                                  Vice President and Manager


Date:  March 30, 1999         By:      /S/ EZRA G. LEVIN
                                         Ezra G. Levin
                                            Manager


Date:  March 30, 1999         By:     /S/ STUART C. LEWIS
                                        Stuart C. Lewis
                                      Independent Manager


Date:  March 30, 1999         By:      /S/ JACK M. WEBB
                                         Jack M. Webb
                                      Independent Manager


Date:  March 30, 1999         By:      /S/ GARY L. CLARK
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration
                                   (Principal Financial and
                                      Accounting Officer)



                             INDEX OF EXHIBITS


  EXHIBIT
   NUMBER                               DESCRIPTION

     3.1        Certificate of Formation of Scotia Pacific Company LLC
                (the "Company") (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on
                Form S-4 dated September 21, 1998; File No. 333-63825; the
                "Company's S-4")

     3.2 Agreement of Limited Liability Company of the Company, effective as of July 20, 1998 (incorporated herein by reference to Exhibit 3.2 to the Company's S-4)

     4.1 Agreement and Plan of Merger, dated as of July 20, 1998, between the Company and Scotia Pacific Holding Company
                (incorporated herein by reference to Exhibit 4.1 to the Company's S-4)

     4.2 Indenture, dated as of July 20, 1998, between the Company and State Street Bank and Trust Company ("State Street") regarding the Company's Class A-1, Class A-2 and Class A-3
                Timber Collateralized Notes (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form
                10-Q/A of MAXXAM Inc. ("MAXXAM") for the quarter ended
                June 30, 1998; File No. 1-3924; the "MAXXAM June 1998 Form
                10-Q")

     4.3 Note Purchase Agreement, dated as of July 9, 1998, between the Company and Salomon Brothers Inc, as representative of the initial purchasers of the Notes (incorporated herein by reference to Exhibit 4.3 to the Company's S-4)

     4.4 Registration Rights Agreement, dated as of July 20, 1998, between the Company and Salomon Brothers Inc, as representative of the initial purchasers of the Notes
                (incorporated herein by reference to Exhibit 4.4 to the Company's S-4)

     4.5        Credit Agreement, dated as of July 20, 1998, among the
                Company, the financial institutions party thereto and Bank of America National Trust and Savings Association, as agent (incorporated herein by reference to Exhibit 4.3 to the MAXXAM June 1998 Form 10-Q)

     4.6        Deed of Trust, Security Agreement, Financing Statement,
                Fixture Filing and Assignment of Proceeds, dated as of July 20, 1998, among the Company, Fidelity National Title
                Insurance Company, as trustee, and State Street, as collateral agent (incorporated herein by reference to Exhibit 4.2 to the MAXXAM June 1998 Form 10-Q)

     10.1 New Master Purchase Agreement, dated as of July 20, 1998, between the Company and The Pacific Lumber Company
                ("Pacific Lumber") (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of
                MAXXAM Group Holdings Inc. for the quarter ended June 30,
                1998; File No. 333-18723; the "MGHI June 1998 Form 10-Q")

     10.2       New Services Agreement, dated as of July 20, 1998, between
                Pacific Lumber and the Company (incorporated herein by reference to Exhibit 10.2 to the MGHI June 1998 Form 10-Q)

     10.3       New Additional Services Agreement, dated as of July 20,
                1998, between the Company and Pacific Lumber (incorporated herein by reference to Exhibit 10.3 to the MGHI June 1998
                Form 10-Q)

     10.4       New Reciprocal Rights Agreement, dated as of July 20,
                1998, among Pacific Lumber, the Company and Salmon Creek
                Corporation ("Salmon Creek") (incorporated herein by reference to Exhibit 10.4 to the MGHI June 1998 Form 10-Q)

     10.5       New Environmental Indemnification Agreement, dated as of
                July 20, 1998, between Pacific Lumber and the Company
                (incorporated herein by reference to Exhibit 10.5 to the MGHI June 1998 Form 10-Q)

     10.6       Agreement (the "Headwaters Agreement") dated as of
                September 28, 1996 among MAXXAM Inc., Pacific Lumber (on
                behalf of itself, its subsidiaries and its affiliates),
                the United States of America and the State of California
                (incorporated herein by reference to Exhibit 10.1 to
                MAXXAM's Form 8-K dated September 28, 1996; File No. 1-
                3924)

     10.7       Implementation Agreement with Regard to Habitat
                Conservation Plan for the Properties of Pacific Lumber, the Company and Salmon Creek dated as of February 1999 by and among the United States Department of the Interior
                Fish and Wildlife Service ("USFWS"), the National Marine
                Fisheries Service, the California Department of Fish and
                Game ("CDF&G"), the California Department of Forestry and
                Fire Protection (the "CDF") and Pacific Lumber, Salmon
                Creek and the Company (incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K dated March 19,
                1999; File No. 333-63825)

     10.8       Agreement Relating to Enforcement of AB 1986 dated as of
                February 25, 1999 by and among The California Resources
                Agency, CDF&G, the CDF, The California Wildlife
                Conservation Board (the "CWCB"), Pacific Lumber, Salmon
                Creek and the Company (incorporated herein by reference to Exhibit 99.4 to the Company's Form 8-K dated March 19,
                1999; File No. 333-63825)

     10.9 Habitat Conservation Plan dated as of February 1999 for the Properties of Pacific Lumber, Scotia Pacific Holding
                Company and Salmon Creek (incorporated herein by reference to Exhibit 99.5 to the Company's Form 8-K dated March 19,
                1999; File No. 333-63825)

     10.10      Agreement for Transfer of Grizzly Creek and Escrow
                Instructions and Option Agreement dated as of February 26,
                1999 by and between Pacific Lumber and the State of
                California acting by and through the CWCB Board
                (incorporated herein by reference to Exhibit 99.6 to the
                Company's Form 8-K dated March 19, 1999; File No. 333-
                63825)

     10.11      Agreement for Transfer of Owl Creek and Escrow
                Instructions and Option Agreement dated as of February 26,
                1999 by and between the Company and the State of California acting by and through the CWCB (incorporated herein by reference to Exhibit 99.7 to the Company's Form
                8-K dated March 19, 1999; File No. 333-63825)

     10.12 Letter dated as of February 25, 1999 from the CDF to Pacific Lumber (incorporated herein by reference to Exhibit 99.8 to the Company's Form 8-K dated March 19,
                1999; File No. 333-63825)

     10.13      Letter dated as of March 1, 1999 from the CDF to Pacific
                Lumber (incorporated herein by reference to Exhibit 99.9 to the Company's Form 8-K dated March 19, 1999, File No.
                333-63825)

     10.14 Letter dated as of March 1, 1999 from the USFWS and the U.S. Department of Commerce National Oceanic and
                Atmospheric Administration to Pacific Lumber, Salmon Creek and the Company (incorporated herein by reference to Exhibit 99.10 to the Company's Form 8-K dated March 19,
                1999; File No. 333-63825)

    *10.15      Escrow Agreement dated as of March 1, 1999 among Pacific
                Lumber, Salmon Creek and Citibank, N.A. ("Escrow
                Agreement")

    *10.16      Amendment to Escrow Agreement dated as of March 26, 1999

     *27        Financial Data Schedule


---------------
* Included with this filing.
