Form 10-Q
period 1999-03-31
SCOTIA PACIFIC CO LLC
filed 1999-05-07
CIK 1066797

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                      Commission File Number 333-63825


                         SCOTIA PACIFIC COMPANY LLC
           (Exact name of Registrant as specified in its charter)



           DELAWARE                          68-0414690
 (State or other jurisdiction             (I.R.S. Employer
      of incorporation or              Identification Number)
         organization)


         P. O. BOX 712                          95565
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

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                             TABLE OF CONTENTS


PART I.  -  FINANCIAL INFORMATION
     Item 1.   Financial Statements:
          Balance Sheet at March 31, 1999 and December 31, 1998
          Statement of Income for the three months ended March
               31, 1999 and 1998
          Statement of Cash Flows for the three months ended
               March 31, 1999 and 1998
          Condensed Notes to Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings
     Item 6.   Exhibits and Reports on Form 8-K
     Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS

                         SCOTIA PACIFIC COMPANY LLC

                               BALANCE SHEET
                          (IN MILLIONS OF DOLLARS)



                                                    MARCH 31,    DECEMBER 31,
                                                       1999          1998
                                                  ------------  ------------
                                                   (UNAUDITED)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $        5.2  $       31.9
     Receivables from Pacific Lumber                       0.7           2.9
     Prepaid timber harvesting costs                       2.6           2.6
     Other prepaid expenses and current assets              .3           0.5
                                                  ------------  ------------
          Total current assets                             8.8          37.9
Timber and timberlands, net of accumulated
     depletion of $244.1 and
     $243.1, respectively                                262.2         252.0
Property and equipment, net of accumulated
     depreciation of $8.3 and
     $7.9, respectively                                   14.4          14.4
Deferred financing costs, net                             22.1          22.5
Restricted cash                                            6.3          16.6
Other assets                                               2.3           2.3
                                                  ------------  ------------
                                                  $      316.1  $      345.7
                                                  ============  ============

          LIABILITIES AND MEMBER DEFICIT

Current liabilities:
     Due to Pacific Lumber                        $        0.9  $        0.8
     Accrued interest                                     12.4          28.4
     Other accrued liabilities                             1.4           1.7
     Long-term debt, current maturities                   15.9           8.2
                                                  ------------  ------------
          Total current liabilities                       30.6          39.1
Long-term debt, less current maturities                  846.5         859.5
                                                  ------------  ------------
          Total liabilities                              877.1         898.6
                                                  ------------  ------------

Contingencies
Member deficit                                          (561.0)       (552.9)
                                                  ------------  ------------
                                                  $      316.1  $      345.7
                                                  ============  ============




The accompanying notes are an integral part of these financial statements.


                         SCOTIA PACIFIC COMPANY LLC

                         STATEMENT OF INCOME (LOSS)
                          (IN MILLIONS OF DOLLARS)



                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                       1999          1998
                                                  ------------  ------------
                                                          (UNAUDITED)

Log sales to Pacific Lumber                       $        6.3  $        9.7
                                                  ------------  ------------

Operating expenses:
     General and administrative expenses                   2.4           1.5
     Depletion and depreciation                            1.4           1.6
                                                  ------------  ------------
                                                           3.8           3.1
                                                  ------------  ------------

Operating income                                           2.5           6.6

Other income (expense):
     Interest and other income                             0.4           0.7
     Interest expense                                    (16.3)         (6.7)
                                                  ------------  ------------
Income (loss) before income taxes                        (13.4)          0.6
Provision in lieu of income taxes                            -          (0.2)
                                                  ------------  ------------
Net income (loss)                                 $      (13.4) $        0.4
                                                  ============  ============



The accompanying notes are an integral part of these financial statements.


                         SCOTIA PACIFIC COMPANY LLC

                          STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)



                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                        1999          1998
                                                   ------------  ------------
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                             $      (13.4) $        0.4
     Adjustments to reconcile net income (loss)
          to net cash used by operating
          activities:
          Gain on sale of assets                           (0.2)            -
          Provision in lieu of income taxes                   -           0.2
          Depletion and depreciation                        1.4           1.6
          Amortization of deferred financing
               costs                                        0.4           0.3
          Increase (decrease) in cash resulting
               from changes in:
               Receivables from Pacific Lumber              2.3           1.8
               Amounts due to Pacific Lumber                0.1             -
               Accrued interest                           (16.0)         (6.6)
               Other accrued liabilities                      -          (0.3)
                                                   ------------  ------------
          Net cash used for operating activities          (25.4)         (2.6)
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                           0.3             -
     Restricted cash withdrawals used to acquire
          timberlands                                      10.3             -
     Capital expenditures                                 (11.6)         (1.1)
                                                   ------------  ------------
          Net cash used for investing activities           (1.0)         (1.1)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on debt                            (5.4)        (10.8)
     Incurrence of deferred financing costs                (0.2)            -
     Dividends paid                                           -          (2.7)
     Contributions                                          5.3           0.6
     Other changes in restricted cash                         -           0.3
                                                   ------------  ------------
          Net cash used for financing activities           (0.3)        (12.6)
                                                   ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (26.7)        (16.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           31.9          20.9
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $        5.2  $        4.6
                                                   ============  ============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Assumption of net tax liabilities by Pacific
          Lumber                                   $          -  $        0.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                 $       31.9  $       12.9



The accompanying notes are an integral part of these financial statements.



                         SCOTIA PACIFIC COMPANY LLC

                  CONDENSED NOTES TO FINANCIAL STATEMENTS


1.        GENERAL

          The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Form 10-K. Any capitalized terms used but not defined in these Condensed Notes to Financial Statements are defined in the "Glossary of Defined Terms" contained in Appendix A. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998 and the cash flows for the three months ended March 31, 1999 and 1998. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned indirect subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI, which is a wholly owned subsidiary of MAXXAM.

          There were no reconciling differences between the Company's net income and comprehensive income for either of the three month periods ended March 31, 1999 and 1998.

2.        HEADWATERS TRANSACTIONS

          As described in Note 4 below, on September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres were owned by Salmon Creek, with the remaining acreage being owned by Pacific Lumber and the Company (Pacific Lumber owning the timber and related timber harvesting rights on the Company's acreage). On March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands which are to be contributed to the Company on or before August 1999. Of these proceeds, $285.0 million has been deposited into an escrow account held by an escrow agent and are to be made available as necessary to support the Timber Notes, and may be released only under certain circumstances. As of March 31, 1999, the Escrowed Funds were $286.0 million which includes interest earned.

          The Company and Pacific Lumber also entered into the Owl Creek Agreement and the Grizzly Creek Agreement with California regarding the future sale to California of the Owl Creek and Grizzly Creek groves. The Owl Creek Agreement provides for the Company to sell the Owl Creek grove to California, on or before June 30, 2002, for the lesser of the appraised fair market value or $79.7 million. At California's option, 25% of the payment may be paid upon closing with three equal annual installments thereafter and without interest. The sale of the Owl Creek grove will not be reflected in the Company's financial statements until it has been concluded. With respect to the Grizzly Creek Agreement, California may purchase from Pacific Lumber, on or before October 31, 2000, a portion of this grove for a purchase price determined based on fair market value, but not to exceed $19.9 million. The net proceeds from the Grizzly Creek grove will be placed into an escrow account (on the same basis as the net proceeds from the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, the Escrowed Funds are no longer held in an escrow account. California also has a five year option under the agreement to purchase additional property adjacent to the Grizzly Creek grove which is within the Grizzly Creek conservation area.

3.        RESTRICTED CASH

          Cash and cash equivalents include restricted cash of $3.1 million and $28.4 million at March 31, 1999 and December 31, 1998, respectively, which are being held for debt service payments on the Timber Notes.

          Restricted cash represents the amount deposited into an account held by the trustee under the applicable indenture governing the Timber Notes. At March 31, 1999 and December 31, 1998, restricted cash primarily consists of $5.8 million and $16.1 million which is remaining from the $25 million of the proceeds deposited into the Prefunding Account.

4.        CONTINGENCIES

          Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations as well as the Final HCP, Final SYP and 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. While regulatory and environmental concerns have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations, prior to 1998 they had not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, the Company's first quarter 1999 and year ended 1998 results of operations were adversely affected by certain regulatory and environmental matters, including during the second half of 1998 through the date of this report, the absence of a sufficient number of available THPs to enable the Company to conduct its operations at historic levels.

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition of the Headwaters Timberlands by the United States and California. Consummation of the Headwaters Agreement was also conditioned upon, among other things, approval of an SYP, approval of a Multi-Species HCP and issuance of the Permits. As further described in Note 2 "Headwaters Transactions," on March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. In addition to the transfer of the Headwaters Timberlands by the Pacific Lumber Parties described in Note 2, the Final SYP and the Final HCP were approved and the Permits were issued. The Pacific Lumber Parties and California also executed the California Agreement.

           The Final SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. An SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that a timber company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. The Final SYP is effective for 10 years and may be amended by Pacific Lumber subject to approval by the CDF. The Final SYP is subject to review after five years. Revised SYPs would be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          Several species, including the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, have been listed as endangered or threatened under the ESA and/or the CESA. The Final HCP and the Permits allow incidental "take" of these and certain other listed species so long as there is no "jeopardy" to the continued existence of such species. The Final HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Final HCP not only provides for the Company's compliance with habitat requirements for the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, it also provides for issuance of Permits for thirteen additional species that are or may be listed in the future. The Final HCP and related Permits have a term of 50 years, and, among other things, include the following protective measures: (i) setting aside timberlands as marbled murrelet conservation areas; (ii) establishing streamside "no-cut" and limited cut buffers as well as mass wasting areas based on an assessment of each of the Company's watersheds to be completed within five years; (iii) limiting harvesting activities during certain times of the year and during wet weather conditions, and (iv) making certain specified improvements to the Company's
roads.   The Final SYP is also subject to the foregoing provisions. The
Company believes that the Final SYP and the Final HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although there can be no assurance that the Company will not face difficulties in the THP submission and approval process as it implements these agreements.

          Under the Federal Clean Water Act, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for seventeen northern California rivers and certain of their tributaries, including certain water courses that flow within the Company's timberlands. The final TMDL requirements applicable to the Company's timberlands may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process contained in the Final HCP.

          Lawsuits are pending and threatened which seek to prevent the Company from implementing the Final HCP and/or the Final SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On August 12, 1998, the EPIC lawsuit was filed by two environmental groups against Pacific Lumber, Scotia Pacific and Salmon
Creek under which the environmental groups allege that certain procedural violations of the ESA have resulted from logging activities on the Company's timberlands and seek to prevent the defendants from carrying out any harvesting activities under certain THPs until certain wildlife consultation requirements under the ESA are satisfied. On March 15, 1999, the court affirmed a preliminary injunction preventing harvesting on three THPs; however, it subsequently heard Pacific Lumber's motion to dismiss the case and issued an order for the plaintiffs to show cause why the lawsuit should not be dismissed as moot since the consultation requirement appears to have been concluded upon approval of the Final HCP. On May 5, 1999, the court dissolved the preliminary injunction, granted the defendants' motion for summary judgment and dismissed the case as moot. On or about January 29, 1999, the Company received the EPIC Notice Letter which alleges various violations of the ESA and challenges, among other things, the validity and legality of the Permits. On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed which alleges various violations of the CESA and CEQA, and challenges, among other things, the validity and legality of the Permits issued by California and the Final SYP. On March 31, 1999, the USWA lawsuit was filed which also challenges the validity and legality of the Final SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC Notice Letter, the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Final HCP, Final SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

5.        Member Deficit

          A reconciliation of the activity in member deficit is as follows (in millions):



                                                          THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                              1999
                                                         ------------
Balance at beginning of period                           $     (552.9)
Net loss                                                        (13.4)
Contributions                                                     5.3
                                                         ------------
Balance at end of period                                 $     (561.0)
                                                         ============




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

          This Quarterly Report on Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form 10-Q and the Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

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

          The New Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at the SBE Price (as did the Original Master Purchase Agreement). Harvest Value Schedules setting forth the SBE Prices are published by the California State Board of Equalization twice a year for the purpose of computing a yield tax imposed on timber harvested between January 1 and June 30 and July 1 and December 31. Harvest Value Schedules are based on twenty-four months of actual log and timber sales that occur within nine specified timber value areas. These sales are arms length transactions adjusted for time by indexing (using log and, in the case of old growth redwood, lumber price trends) to a specific date, which is approximately sixty days prior to the effective date of the Harvest Value Schedules. However, SBE prices may not necessarily be representative of actual prices that would be realized from unrelated parties at subsequent dates.

          Seasonality
          Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal. The impact of seasonality on the Company's results is expected to become more pronounced than it has been historically because of the harvesting, road use, wet weather and other restrictions imposed by the Final HCP. As a result, a substantial majority of the future harvesting on the Company's timberlands can be expected to be concentrated during the period from June through October of each year.
Some of these restrictions may be modified under the adaptive management provision contained in the Final HCP, and as a result of the watershed analysis process to be performed over the five-year period beginning March 1, 1999. See Note 4 to the Financial Statements.

          Log sales to Pacific Lumber
          Net sales from logs were $6.3 million and $9.7 million for the three months ended March 31, 1999 and 1998, respectively. The volume of log deliveries for such periods represented approximately 11,000 Mbfe and 14,700 Mbfe, respectively. The decrease in volume was due largely to the absence of a sufficient number of available THPs. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

     Operating income (loss) before income taxes
     Operating income was $2.5 million and $6.6 million for the three months ended March 31, 1999 and 1998, respectively. Income (loss) before income taxes was $(13.4) million and $0.6 million for the three months ended March 31, 1999 and 1998, respectively. The decline in operating income and income before income taxes is principally due to the decrease in log sales discussed above and an increase in general and administrative expense due to higher road maintenance costs under the New Services Agreement and professional and consulting services.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          The Escrowed Funds, including accumulated interest, were $286.0 million as of March 31, 1999 and are to be made available as necessary to support the Timber Notes. The Escrowed Funds will be released by the Escrow Agent only in accordance with the terms of the Escrow Agreement.

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

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations as well as the Final HCP, Final SYP and 1999 TOL dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. The Company has also been adversely affected by a lack of available logs as a result of a severely diminished supply of THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by the Company to the CDF during 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by the Company's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the Pre-Permit Agreement, (ii) preparing the Combined Plan and all the related data, responding to comments on the Combined Plan, assessing and responding to federal and state proposals and changes concerning the Combined Plan and evaluating the Final Plans, (iii) responding to comments received by the Company from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) assisting Pacific Lumber (in accordance with the New Additional Services Agreement) with responding to newly filed litigation involving certain of the Company's approved THPs and (b) implementation of a provision contained in the Pre-Permit Agreement which requires, for the first time, a licensed geologist to review virtually all of the Company's THPs prior to submission to the CDF. The Company also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that emerged in applying the requirements embodied in the Pre-Permit Agreement to the Company's THPs, certain of which requirements imposed new forestry practices that applied solely to operations on the Company's timberlands.

          With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Final Plans; however, significant additional work will be required in connection with its implementation. The remainder of 1999 will be a transition year for the Company with respect to the filing and approval of its THPs. Certain of the THPs which were approved by the CDF prior to March 1, 1999 were grandfathered under the Implementation Agreement, and are harvestable subject to the harvesting restrictions prescribed under the THPs and satisfaction of certain agreed conditions. The remaining THPs which were in the process of being reviewed but were not yet approved by the CDF at the time of the consummation of the Final Plans each require varying degrees of revisions. The Company believes that the rate of submissions of THPs and the review and approval of THPs during at least the second quarter may be slower than the Company has historically experienced as the Company, the CDF and other agencies develop procedures for implementing the Final Plans. Nevertheless, the Company anticipates that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

          There can be no assurance that certain pending regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1. "Legal Proceedings" and Note 4 to the Financial Statements for further information regarding regulatory and legal proceedings affecting the Company.

YEAR 2000

          Management has completed its assessment of and modifications to the Company's critical information technology and embedded technology. The principal software and equipment of the Company that will be affected by the date change to the year 2000 are the financial information systems, the GIS and certain personal computers and field equipment used by the foresters and other professional staff. Year 2000 progress and readiness has also been the subject of the Company's normal, recurring internal audit function. The Company is now in the process of testing the modifications and expects to be completed with this by mid-year 1999. The modification costs and the costs associated with new systems are expected to be immaterial, costing less than $50,000. Systems modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product.

          In addition to addressing the Company's internal systems, management has identified key vendors that could be impacted by year 2000 issues, and surveys have been conducted regarding their compliance efforts. Management is evaluating the responses to the surveys and making direct contact with parties which are deemed to be critical. These inquiries are being made by the Company's own staff, and the costs associated with this program are expected to be minimal. Pacific Lumber has also completed its assessment of the susceptibility of its internal systems and equipment to the year 2000 date change and except with respect to the cogeneration plant, expects to be completed with the required modifications and substantially all of the testing by mid-year 1999. Modifications and testing of the cogeneration plant are expected to be completed by the end of the third quarter of 1999.

          While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur. However, based on the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would have a material impact on its results or financial condition. The most reasonably likely worst case scenario which the Company could experience would be problems with certain of the Company's personal computers, field equipment, financial software or GIS software. The Company believes that any such problems could be remedied at minimal cost within a few days and that contingency plans used in the past for dealing with problems with its equipment and software are adequate to address the types of problems which could be encountered in such a scenario. These plans include purchases of replacement equipment, use of third parties for processing GIS information and working with vendors to make any needed software modifications.


                        PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

          TIMBER HARVESTING LITIGATION

          On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed against Pacific Lumber, Salmon Creek, the Company and others in the Superior Court of Sacramento County. This action alleges, among other things, that the CDF and the CDFG violated the CEQA and the CESA with respect to the Final SYP and the Permits issued by California. The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the Final SYP and the Permits issued by California.
The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend this lawsuit. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber.

          On March 31, 1999, the USWA lawsuit was also filed against Pacific Lumber, Salmon Creek and the Company in the California Superior Court of Sacramento County. This action alleges, among other things, violations of the Forest Practice Act in connection with the CDF's approval of the Final SYP. The plaintiffs seek to prohibit the CDF from approving any THPs relying on the Final SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend this lawsuit. Although uncertainties are inherent in the final outcome of the USWA lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber.

          With respect to the EPIC lawsuit described in the Form 10-K, on May 5, 1999, the Court dissolved the preliminary injunction, granted the defendants' motion for summary judgment and dismissed the case as moot.

          USAT MATTER

          With respect to the Martel action described in the Form 10-K, on April 14, 1999, the Court awarded approximately $110,000 in attorneys' fees and expenses to the defendants.

          HUNSAKER MATTER

          With respect to the Hunsaker action described in the Form 10-K, on March 30, 1999, the Court dismissed the lawsuit with prejudice and ordered the plaintiffs to pay the defendants' costs with respect to the lawsuit. On April 30, 1999, the plaintiffs filed a notice of appeal.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          A.        EXHIBITS:

                    *27  Financial Data Schedule

          *    Included with this filing

          B.   REPORTS ON FORM 8-K:

                    On March 19, 1999, the Company filed a current report on Form 8-K (under Item 5) concerning the filing of a Prospectus
Supplement to its Prospectus dated December 30, 1998 relating to the exchange of its Timber Notes.


                                 SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                                    SCOTIA PACIFIC COMPANY LLC



Date: May 7, 1999                 By:    /S/ GARY L. CLARK
                                           Gary L. Clark
                                   Vice President - Finance and
                                          Administration
                                     (Principal Financial and
                                        Accounting Officer)



                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS


California Agreement:  An agreement between the Pacific Lumber Parties and
     California regarding the enforcement of the California bill which authorized state funds for the purchase of the Headwaters Timberlands while imposing certain restrictions on the remaining timberlands held by the Pacific Lumber Parties

CDF:  California Department of Forestry and Fire Protection

CDFG: California Department of Fish and Game

CEQA: California Environmental Quality Act

     CESA:  California Endangered Species Act

Combined Plan:  The combined SYP and Multi-Species HCP released by Pacific
     Lumber and the Company for public review and comment in July 1998


Company: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

EPA:  Environmental Protection Agency

EPIC: Environmental Protection Information Center, Inc.

EPIC lawsuit:  An action entitled Environmental Protection Information
     Center, Inc., Sierra Club v. The Pacific Lumber Company, Scotia Pacific Holding Company and Salmon Creek Corporation (No. C-98-3129) filed August 12, 1998 in the United States District Court for the Northern District of California

EPIC Notice Letter:  A notice received by the Company on or about January
     29, 1999 from EPIC and the Sierra Club of their intent to sue Pacific Lumber, the Company and several federal agencies under the ESA

EPIC - SYP/Permits lawsuit: An action entitled Environmental Protection
     Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County

ESA:  The federal Endangered Species Act

Escrow Agent: The agent holding the Escrowed Funds under the Escrow
     Agreement

Escrow Agreement: The agreement covering the Escrowed Funds

Escrowed Funds: Proceeds of $285.0 million received by Salmon Creek in in connection with the sale of the Headwaters Timberlands plus accrued interest which have been deposited into an escrow account pursuant to the Escrow Agreement as necessary to support the Timber Notes

Final HCP: The Multi-Species HCP approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Final Plans: The Final HCP and the Final SYP

Final SYP: The SYP approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Forest Practice Act: The California Forest Practice Act

Form 10-K:  The Company's Annual Report on Form 10-K filed with the
     Securities and Exchange Commission for the fiscal year ended December 31, 1998

GIS:  The geographical information system of the Company

Grizzly Creek Agreement: The agreement entered into by the Company and Pacific Lumber with California for the future sale of a portion of the Grizzly Creek grove

Harvest Value Schedule: A schedule setting forth the SBE Prices published bi-annually by the California Board of Equalization applicable to the timber sold during the period covered by the schedule for purposes of computing timber yield taxes

Headwaters Agreement:  The September 28, 1996 agreement between the Pacific
     Lumber Parties, the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and California on March 1, 1999

Hunsaker action: An action entitled William Hunsaker, et al. v. Charles E.
     Hurwitz, The Pacific Lumber Company, MAXXAM Group Inc., MXM Corp., Federated Development Company and Does (1-50) (No. C98-4515) filed November 24, 1998 in the United States District Court for the Northern District of California

Implementation Agreement:  The Implementation Agreement with Regard to
     Habitat Conservation Plan agreed to in connection with the consummation of the Headwaters Agreement

June 1998 SBE Prices:   SBE Prices applicable to the six month period ended
     June 30, 1998

LTSY:  Long-term sustained yield

Line of Credit: A line of credit available to the Company from a bank pursuant to which it may borrow to pay interest on the Timber Notes

Martel action: An action entitled U.S., ex rel., Martel v. Hurwitz, et al.
     (No. C 95-0322) filed in January 1995 in the United States District Court for the Northern District of California

MAXXAM:  MAXXAM Inc.

Mbfe: A concept developed for use in structuring the Timber Notes; under this concept one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Minimum Principal Amortization: For each class of Timber Notes, the minimum amount of principal the Company must pay through each Timber Note payment date to the extent of certain available funds

Multi-Species HCP:  A habitat conservation plan covering multiple species

New Additional Services Agreement: An agreement whereby the Company is to provide certain services to Pacific Lumber in return for which the Company is paid a fee

New Master Purchase Agreement:  The agreement entered into between Pacific
     Lumber and the Company that governs all purchases of logs by Pacific Lumber from the Company after July 19, 1998

Original Master Purchase Agreement:  The agreement entered into between
     Pacific Lumber and Scotia Pacific which governed all purchases of logs by Pacific Lumber from Scotia Pacific prior to July 20, 1998

Owl Creek Agreement: The agreement entered into by the Company with California regarding the future sale of the Owl Creek grove

Owl Creek Grove: A grove of approximately 900 acres of primarily old growth timber owned by the Company

Pacific Lumber: The Pacific Lumber Company, an indirect, wholly owned subsidiary of MGI

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM

Permits: The incidental take permits issued by the United States and California pursuant to the Final HCP

Prefunding Account: Restricted cash held in an account by the trustee under the indenture governing the Timber Notes to enable the Company to acquire timberlands

Pre-Permit Agreement:  The February 27, 1998 Pre-Permit Application
     Agreement in Principle entered into by Pacific Lumber, MAXXAM and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber

SBE Price: The applicable stumpage price for a particular species and category of log, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization at six month intervals for the purpose of computing yield taxes imposed on the harvesting of timber

Scheduled Amortization: The amount of principal which the Company must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums

Scotia Pacific: Scotia Pacific Holding Company, a wholly owned subsidiary of Pacific Lumber, which was merged into the Company on July 20, 1998

SYP: Sustained yield plan establishing long-term sustained yield harvest levels for a company's timberlands

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Notes: The Company's $867.2 million original aggregate principal amount of 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized Notes due July 20, 2028

TMDLs:  Total maximum daily load limits

TOL: Timber operator's license allowing the holder to conduct timber harvesting operations

USWA lawsuit: An action entitled United Steelworkers of America, AFL-CIO,
     CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) filed on March 31, 1999 in the Superior Court of Sacramento County