Form 10-Q
period 1999-06-30
SCOTIA PACIFIC CO LLC
filed 1999-08-13
CIK 1066797

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Item 1.   Financial Statements:
          Balance Sheet at June 30, 1999 and December 31, 1998
          Statement of Income (Loss) for the three and six months
               ended June 30, 1999 and 1998
          Statement of Cash Flows for the six months ended June 30,
               1999 and 1998
          Condensed Notes to Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings
     Item 6.   Exhibits and Reports on Form 8-K
     Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS


                         SCOTIA PACIFIC COMPANY LLC

                               BALANCE SHEET
                          (IN MILLIONS OF DOLLARS)


                                                     JUNE 30,    DECEMBER 31,
                                                       1999          1998
                                                  ------------  ------------
                                                   (UNAUDITED)
                      ASSETS

Current assets:
     Cash and cash equivalents                    $        5.6  $       31.9
     Receivables from Pacific Lumber                       4.0           2.9
     Prepaid timber harvesting costs                       3.1           2.6
     Other prepaid expenses and current assets             0.3           0.5
                                                  ------------  ------------
          Total current assets                            13.0          37.9
Timber and timberlands, net of accumulated
     depletion of $245.1 and $243.1, respectively        270.9         252.0
Property and equipment, net of accumulated
     depreciation of $8.7 and $7.9, respectively          15.0          14.4
Deferred financing costs, net                             21.7          22.5
Restricted cash                                            3.7          16.6
Other assets                                               2.4           2.3
                                                  ------------  ------------
                                                  $      326.7  $      345.7
                                                  ============  ============
          LIABILITIES AND MEMBER DEFICIT

Current liabilities:
     Due to Pacific Lumber                        $        1.1  $        0.8
     Accrued interest                                     28.2          28.4
     Other accrued liabilities                             1.4           1.7
     Long-term debt, current maturities                   15.9           8.2
                                                  ------------  ------------
          Total current liabilities                       46.6          39.1
Long-term debt, less current maturities                  846.5         859.5
                                                  ------------  ------------
          Total liabilities                              893.1         898.6
                                                  ------------  ------------
Contingencies

Member deficit                                          (566.4)       (552.9)
                                                  ------------  ------------
                                                  $      326.7  $      345.7
                                                  ============  ============


The accompanying notes are an integral part of these financial statements.


                         SCOTIA PACIFIC COMPANY LLC

                         STATEMENT OF INCOME (LOSS)
                          (IN MILLIONS OF DOLLARS)


                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                  ------------------------- --------------------------
                                       1999         1998         1999          1998
                                  ------------  ----------- ------------  ------------
                                                        (UNAUDITED)

Log sales to Pacific Lumber       $        8.4  $     24.8  $       14.7  $        34.5
                                  ------------  ----------- ------------  -------------

Operating expenses:
     General and administrative            2.3         1.8           4.7            3.3
     Depletion and depreciation            1.4         3.4           2.8            5.0
                                  ------------  ----------- ------------  -------------
                                           3.7         5.2           7.5            8.3
                                  ------------  ----------- ------------  -------------

Operating income                           4.7        19.6           7.2           26.2

Other income (expense):
     Interest and other income             0.1         0.6           0.5            1.3
     Interest expense                    (16.3)       (6.5)        (32.6)         (13.2)
                                  ------------  ----------- ------------  -------------
Income (loss) before income taxes        (11.5)       13.7         (24.9)          14.3
Provision in lieu of income taxes            -        (5.6)            -           (5.8)
                                  ------------  ----------- ------------  -------------
Net income (loss)                 $      (11.5) $      8.1  $      (24.9) $         8.5
                                  ============  =========== ============  =============


The accompanying notes are an integral part of these financial statements.



                         SCOTIA PACIFIC COMPANY LLC

                          STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)



                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                   --------------------------
                                                        1999          1998
                                                   ------------  ------------
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                             $      (24.9) $        8.5
     Adjustments to reconcile net income (loss)
          to net cash provided by (used for)
          operating activities:
          Gain on sale of assets                           (0.2)            -
          Provision in lieu of income taxes                   -           5.8
          Depletion and depreciation                        2.8           5.0
          Amortization of deferred financing
               costs                                        0.8           0.6
          Increase (decrease) in cash resulting
               from changes in:
               Receivables                                 (1.0)         (6.9)
               Prepaid expenses and other assets           (0.6)         (0.7)
               Accrued interest                            (0.2)         (0.4)
               Other accrued liabilities                      -           0.2
          Other                                               -           0.1
                                                   ------------  ------------
          Net cash provided by (used for)
               operating activities                       (23.3)         12.2
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                 (15.9)         (2.9)
     Restricted cash withdrawals used to acquire
          timberlands                                      12.9             -
     Net proceeds from sale of assets                       0.3             -
                                                   ------------  ------------
          Net cash used for investing activities           (2.7)         (2.9)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on Timber Notes                    (5.4)        (10.8)
     Incurrence of deferred financing costs                (0.2)            -
     Dividends paid                                           -          (6.7)
     Other changes in restricted cash                         -           0.3
     Member contributions                                   5.3           0.6
                                                   ------------  ------------
          Net cash used for financing activities           (0.3)        (16.6)
                                                   ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (26.3)         (7.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           31.9          20.9
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $        5.6  $       13.6
                                                   ============  ============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Assumption of net tax liabilities by Pacific
          Lumber                                   $          -  $        5.2
     Contribution of timber and timberlands by
          Pacific Lumber                                    6.1             -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                 $       32.0  $       13.0



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

          The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and the cash flows for the six months ended June 30, 1999 and 1998. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned indirect subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI, which is a wholly owned subsidiary of MAXXAM.

          There were no reconciling differences between the Company's net income and comprehensive income for either of the three and six month periods ended June 30, 1999 and 1998.

2.        HEADWATERS TRANSACTIONS

          As described in Note 4 below, on September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres were owned by Salmon Creek, with the remaining 700 acres being owned by the Company (Pacific Lumber owned the timber and related timber harvesting rights on the Company's acreage). On March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands which Pacific Lumber contributed to the Company in June 1999. Of these proceeds, $285.0 million was deposited into an escrow account held by an escrow agent and are to be made available as necessary to support the Timber Notes, and may be released only under certain circumstances. As of June 30, 1999, the Escrowed Funds were $288.2 million, which includes interest earned.

          The Company and Pacific Lumber also entered into the Owl Creek Agreement and the Grizzly Creek Agreement with California regarding the future sale to California of the Owl Creek and Grizzly Creek groves. The Owl Creek Agreement provides for the Company to sell the Owl Creek grove to California, no later than June 30, 2002, for the lesser of the appraised fair market value or $79.7 million. At California's option, 25% of the payment may be paid upon closing with three equal annual installments thereafter and without interest. The sale of the Owl Creek grove will not be reflected in the Company's financial statements until it has been concluded. With respect to the Grizzly Creek Agreement, California may purchase from Pacific Lumber, no later than October 31, 2000, a portion of this grove for a purchase price determined based on fair market value, but not to exceed $19.9 million. The net proceeds from the Grizzly Creek grove will be placed into an escrow account (on the same basis as the net proceeds from the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, the Escrowed Funds are no longer held in an escrow account. California also has a five year option under the Grizzly Creek Agreement to purchase additional property adjacent to the Grizzly Creek grove which is within the Grizzly Creek conservation area.

3.        RESTRICTED CASH

          Cash and cash equivalents include restricted cash held for debt service payments on the Timber Notes of $4.6 million and $28.4 million at June 30, 1999 and December 31, 1998, respectively.

          Long-term restricted cash represents the amount deposited into an account held by the trustee under the indenture governing the Timber Notes. At June 30, 1999 and December 31, 1998, long-term restricted cash primarily consists of $3.3 million and $16.1 million which is remaining from the $25 million of the proceeds deposited into the Prefunding Account.

4.        CONTINGENCIES

          Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations as well as the Final HCP, Final SYP and Pacific Lumber's 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. While regulatory and environmental concerns have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations, prior to 1998 they had not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, the Company's results of operations for 1998 and for 1999 through the date of this report were adversely affected by certain regulatory and environmental matters, including during the second half of 1998 through the date of this report, the absence of a sufficient number of available THPs to enable the Company to conduct its operations at historic levels.

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

          Several species, including the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, have been listed as endangered or threatened under the ESA and/or the CESA. The Final HCP and the Permits allow incidental "take" of these and certain other listed species so long as there is no "jeopardy" to the continued existence of such species. The Final HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Final HCP not only provides for the Company's compliance with habitat requirements for the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, it also provides for issuance of Permits for thirteen additional species that are or may be listed in the future. The Final HCP and related Permits have a term of 50 years, and, among other things, include the following protective measures: (i) setting aside timberlands as marbled murrelet conservation areas; (ii) establishing streamside "no-cut" and limited cut buffers and identifying mass wasting areas of concern based on an assessment of each of the Company's watersheds to be completed within five years; (iii) limiting harvesting activities during certain times of the year and during wet weather conditions, and (iv) making certain specified improvements to the Company's roads. The Final SYP is also subject to the foregoing provisions. The Company believes that the Final SYP and the Final HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP submission and approval process as it implements these agreements.

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

          Lawsuits are pending and threatened which seek to prevent the Company from implementing the Final HCP and/or the Final SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On or about January 29, 1999, the Company received the EPIC Notice Letter which alleges various violations of the ESA and challenges, among other things, the validity and legality of the Permits. On or about May 21, 1999, EPIC and other environmental groups sent the Supplemental EPIC Notice Letter, incorporating the EPIC Notice Letter and threatening to sue the Company, MAXXAM, Pacific Lumber, Salmon Creek and various government agencies for alleged violations of the ESA relating to various aspects of the Headwaters Agreement. Separately, on March 31, 1999, the EPIC-SYP/Permits lawsuit was filed which alleges various violations of the CESA and CEQA, and challenges, among other things, the validity and legality of the Permits issued by California and the Final SYP. On March 31, 1999, the USWA lawsuit was filed which also challenges the validity and legality of the Final SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC Notice Letter, the Supplemental EPIC Notice Letter, the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Final HCP, Final SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

5.        MEMBER DEFICIT

          A reconciliation of the activity in member deficit is as follows (in millions):



                                                  Six Months
                                                    Ended
                                                June 30, 1999
                                                -------------
Balance at beginning of period                  $     (552.9)
Net loss                                               (24.9)
Member contributions                                    11.4
                                                ------------
Balance at end of period                        $     (566.4)
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

RESULTS OF OPERATIONS

          General
          The Mbfe concept was used in structuring the Timber Notes in order to take account of the relative values of the species and categories of timber included in the Company's timberlands. Under the Mbfe concept, one thousand board feet, net Scribner scale, of old growth redwood timber equates to one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company's timberlands was assigned a value in Mbfe equal to a fraction of a Mbfe. This fraction was generally determined by dividing the SBE Price applicable to such species and category for the first half of 1998 by the SBE Price applicable to old growth redwood for the first half of 1998. Historical harvest volumes reflected in this report are stated on a Mbfe basis.

          The New Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at the SBE Price. Harvest Value Schedules setting forth the SBE Prices are published by the California State Board of Equalization twice a year for the purpose of computing a yield tax imposed on timber harvested between January 1 and June 30 and July 1 and December 31. Harvest Value Schedules are based on twenty-four months of actual log and timber sales that occur within nine specified timber regions. These sales are arms length transactions adjusted for time by indexing (using log and, in the case of old growth redwood, lumber price trends) to a specific date, which is approximately sixty days prior to the effective date of the Harvest Value Schedules. However, SBE prices may not necessarily be representative of actual prices that would be realized from unrelated parties at subsequent dates.

          Seasonality
          Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal. The impact of seasonality on the Company's results is expected to become more pronounced than it has been historically because of the harvesting, road use, wet weather and other restrictions imposed by the Final HCP. As a result, a substantial majority of the future harvesting on the Company's timberlands can be expected to be concentrated during the period from June through October of each year.
Some of these restrictions may be modified under the adaptive management provision contained in the Final HCP, and as a result of the watershed analysis process to be performed over the five-year period which commenced March 1, 1999. See Note 4 to the Financial Statements.

          Log sales to Pacific Lumber
          Net sales from logs were $8.4 million and $24.8 million for the three months ended June 30, 1999 and 1998, respectively. The volume of log deliveries for such periods represented approximately 12,400 Mbfe and 35,900 Mbfe, respectively. Net sales from logs were $14.7 million and $34.5 million for the six months ended June 30, 1999 and 1998, respectively. This represents a log volume of 23,400 Mbfe and 50,600 Mbfe, respectively. Substantially all of the decrease in net sales between periods was due to the decline in the volume of log deliveries, which was due largely to the absence of a sufficient number of available THPs. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

          Operating income and income (loss) before income taxes
          Operating income was $4.7 million and $19.6 million for the three months ended June 30, 1999 and 1998, respectively. Operating income was $7.2 million and $26.2 million for the six months ended June 30, 1999 and 1998, respectively. The decline in operating income is principally due to the decrease in log sales discussed above and an increase in general and administrative expense due to higher road maintenance costs under the New Services Agreement and professional and consulting services. Income (loss) before income taxes was $(11.5) million and $13.7 million for the three months ended June 30, 1999 and 1998, respectively. Income (loss) before income taxes was $(24.9) million and $14.3 million for the six months ended June 30, 1999 and 1998, respectively. In addition to the decline in operating income, income (loss) before income taxes was also affected by an increase in interest expense which was the result of the issuance of the Timber Notes in July 1998.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Escrowed Funds, including accumulated interest, were $288.2 million as of June 30, 1999 and are to be made available as necessary to support the Timber Notes. The Escrowed Funds will be released by the Escrow Agent only in accordance with the terms of the Escrow Agreement.

          On July 16, 1999, the Line of Credit Agreement was extended for an additional year to July 16, 2000. Interest on initial borrowings outstanding for less than six months was increased to the Base Rate (as defined in the agreement) plus 0.25% or a one month or six month LIBOR rate plus 1%.

          On the July 20, 1999 note payment date, the Company had $6.5 million in cash available to pay the $31.6 million of interest due on the Timber Notes. The Company borrowed the remaining $25.1 million in funds under the terms of the Line of Credit Agreement. In addition, the Company paid approximately $2.8 million of principal on the Timber Notes (the amount equal to Scheduled Amortization) using funds received as a capital contribution from Pacific Lumber. Funds for the $2.8 million principal payment were provided from the Escrowed Funds and were released in accordance with the terms of the Escrow Agreement. The indenture governing the Timber Notes was amended to allow the capital contribution from Pacific Lumber to be applied as a principal payment.

          The Company believes that it will not generate sufficient cash from operations to pay all of the interest on the Timber Notes on the January 20, 2000 payment date. However, the Company expects that funds sufficient to meet debt service obligations on the Timber Notes on such date will either be made available from funds borrowed under the Line of Credit Agreement, through capital contributions from Pacific Lumber or a direct or indirect parent corporation, or from the use of funds now held under the Escrow Agreement.

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

          Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the Final HCP, Final SYP and Pacific Lumber's 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. The Company has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by the Company to the CDF during 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by the Company's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the Pre-Permit Agreement, (ii) preparing the Combined Plan and all the related data, responding to comments on the Combined Plan, assessing and responding to federal and state proposals and changes concerning the Combined Plan and evaluating the Final Plans, (iii) responding to comments received by the Company from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) assisting Pacific Lumber (in accordance with the New Additional Services Agreement) with responding to newly filed litigation involving certain of the Company's approved THPs and
(b) implementation of a provision contained in the Pre-Permit Agreement which required, for the first time, a licensed geologist to review virtually all of the Company's THPs prior to submission to the CDF. The Company also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that emerged in applying the requirements embodied in the Pre-Permit Agreement to the Company's THPs, certain of which requirements imposed new forestry practices that applied solely to operations on the Company's timberlands.

          With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Final Plans; however, significant additional work continues to be required in connection with their implementation. The remainder of 1999 will be a transition year for the Company with respect to the filing and approval of its THPs. Certain of the THPs which were approved by the CDF prior to March 1, 1999 were grandfathered under the Implementation Agreement, and are harvestable subject to the harvesting restrictions prescribed under the THPs and satisfaction of certain agreed conditions. The remaining THPs which were in the process of being reviewed but were not yet approved by the CDF at the time of the consummation of the Final Plans each require varying degrees of revisions. The Company believes that the rate of submissions of THPs and the review and approval of THPs during at least the third quarter will continue to be slower than the Company has historically experienced as the Company, the CDF and other agencies develop procedures for implementing the Final Plans. Nevertheless, the Company anticipates that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

          There can be no assurance that the Company will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1. "Legal Proceedings" and Note 4 to the Financial Statements for further information regarding regulatory and legal proceedings affecting the Company.

YEAR 2000

          Management has completed its assessment of modifications to and testing of the Company's critical information technology and embedded technology. The principal software and equipment of the Company that will be affected by the date change to the year 2000 are the financial information systems, the GIS and certain personal computers and field equipment used by the foresters and other professional staff. Year 2000 progress and readiness has also been the subject of the Company's normal, recurring internal audit function. The modification costs and the costs associated with new systems were less than $50,000. Systems modification costs were being expensed as incurred. Costs associated with new systems were capitalized and will be amortized over the life of the product.

          In addition to addressing the Company's internal systems, management has identified key vendors that could be impacted by year 2000 issues, and surveys have been conducted regarding their compliance efforts. Management is evaluating the responses to the surveys and making direct contact with parties which are deemed to be critical. These inquiries are being made by the Company's own staff, and the costs associated with this program are expected to be minimal. Pacific Lumber has also completed its assessment of the susceptibility of its internal systems and equipment to the year 2000 date change and except with respect to the cogeneration plant, has completed the required modifications and testing. Modifications and testing of the cogeneration plant are expected to be completed by the end of the third quarter of 1999.

          While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur. However, based on the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would have a material impact on its results or financial condition. The most reasonably likely worst case scenario which the Company could experience would be problems with certain of the Company's personal computers, field equipment, financial software or GIS software. The Company believes that any such problems could be remedied at minimal cost within a few days and that contingency plans used in the past for dealing with problems with its equipment and software are adequate to address the types of problems which could be encountered in such a scenario. These plans include purchases of replacement equipment, use of third parties for processing GIS information and working with vendors to make any needed software modifications.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

          TIMBER HARVESTING LITIGATION

          With respect to the Mateel action, this case has been set for trial on November 15, 1999.

          On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed against the Company, Pacific Lumber, Salmon Creek, and others in the Superior Court of Sacramento County (subsequently transferred to the Superior Court of Humboldt County pursuant to Pacific Lumber's motion). This action alleges, among other things, that the CDF and the CDFG violated the CEQA and the CESA with respect to the Final SYP and the Permits issued by California. The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the Final SYP and the Permits issued by California.

          On March 31, 1999, the USWA lawsuit was also filed against the Company, Pacific Lumber and Salmon Creek in the California Superior Court of Sacramento County (subsequently transferred to the Superior Court of Humboldt County pursuant to Pacific Lumber's motion). This action alleges, among other things, violations of the Forest Practice Act in connection with the CDF's approval of the Final SYP. The plaintiffs seek to prohibit the CDF from approving any THPs relying on the Final SYP.

          The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend the USWA lawsuit and the EPIC-SYP/Permits lawsuit. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


     A.   EXHIBITS:

     *4.1 First Supplemental Indenture, dated as of July 16, 1999,  to the
          Indenture between the Company and State Street Bank and
          Trust Company regarding the Company's Class A-1, Class A-2 and
          Class A-3 Timber Collateralized Notes

     *4.2 First Amendment, dated as of July 16, 1999, to the Line of Credit
          Agreement among the Company, the financial institutions party thereto and Bank of America National Trust and Savings
          Association, as agent

     *27  Financial Data Schedule for the six months ended June 30, 1999


          *    Included with this filing

     B.   REPORTS ON FORM 8-K:

               None.



                                 SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the Registrant.


                                    SCOTIA PACIFIC COMPANY LLC



Date: August 13, 1999             By:    /s/ GARY L. CLARK
                                           Gary L. Clark
                                   Vice President - Finance and
                                          Administration
                                     (Principal Financial and
                                        Accounting Officer)

                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS


California Agreement:  An agreement between the Pacific Lumber Parties and
     California regarding the enforcement of the California bill which authorized state funds for the purchase of the Headwaters Timberlands while imposing certain environmental restrictions on the remaining timberlands held by the Pacific Lumber Parties

CDF:  California Department of Forestry and Fire Protection

CDFG:  California Department of Fish and Game

CEQA:  California Environmental Quality Act

CESA:  California Endangered Species Act

Combined Plan:  The combined SYP and Multi-Species HCP released by Pacific
     Lumber and the Company for public review and comment in July 1998

Company: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Elk River Timberlands: The 7,700 acres of timberlands transferred to Pacific Lumber upon the consummation of the Headwaters Agreement

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

EPIC-SYP/Permits lawsuit:  An action entitled Environmental Protection
     Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County and transferred to the Superior Court of Humboldt County on July 13, 1999 (No. CV-990445)

ESA:  The federal Endangered Species Act

Escrow Agent:  The agent holding the Escrowed Funds under the Escrow
     Agreement

Escrow Agreement:  The agreement covering the Escrowed Funds

Escrowed Funds: Proceeds of $285.0 million received by Salmon Creek in connection with the sale of the Headwaters Timberlands, plus accrued interest, which have been deposited into an escrow account pursuant to the Escrow Agreement as necessary to support the Timber Notes

Final HCP: The Multi-Species HCP approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Final Plans:  The Final HCP and the Final SYP

Final SYP: The SYP approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Forest Practice Act:  The California Forest Practice Act

Form 10-K:  The Company's Annual Report on Form 10-K filed with the
     Securities and Exchange Commission for the fiscal year ended December 31, 1998

GIS:  The geographical information system of the Company

Grizzly Creek Agreement: The agreement entered into by the Company and Pacific Lumber with California regarding the future sale of a portion of the Grizzly Creek grove

Grizzly Creek Grove: A grove of approximately 1,000 acres of primarily old growth timber owned by Pacific Lumber on land owned by the Company

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

June 1998 SBE Prices:  SBE Prices applicable to the six month period ended
     June 30, 1998

Line of Credit Agreement: The agreement between a group of lenders and the Company pursuant to which the Company may borrow in order to pay interest on the Timber Notes

LTSY:  Long-term sustained yield

Mateel action:  An action entitled Mateel Environmental Justice Foundation
     v. Pacific Lumber, Scotia Pacific Holding Company, Salmon Creek Corporation and MAXXAM Group Inc. (No. DR 980301) brought on May 27, 1998 in the Superior Court of Humboldt County

MAXXAM:  MAXXAM Inc.

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

SBE Price: The applicable stumpage price for a particular species and category of log, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization at six month intervals for the purpose of computing yield taxes imposed on the harvesting of timber

Scheduled Amortization: The amount of principal which the Company must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums

Supplemental EPIC Notice Letter:  A notice sent to the Company, MAXXAM,
     Pacific Lumber, Salmon Creek and various government agencies on or about May 21, 1999 from EPIC, the Sierra Club and other environmental groups incorporating the EPIC Notice Letter and alleging violations of the ESA relating to various aspects of the Headwaters Agreement

SYP: Sustained yield plan establishing long-term sustained yield harvest levels for a company's timberlands

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

TOL: Timber operator's license allowing the holder to conduct timber harvesting operations

USWA lawsuit:  An action entitled United Steelworkers of America, AFL-CIO,
     CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) filed on March 31, 1999 in the Superior Court of Sacramento County and transferred to the Superior Court of Humboldt County on July 13, 1999 (No. CV-990452)