Form 10-Q
period 1999-09-30
SCOTIA PACIFIC CO LLC
filed 1999-10-27
CIK 1066797

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                           ---------------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        Commission File Number 333-63825


                           SCOTIA PACIFIC COMPANY LLC
             (Exact name of Registrant as specified in its charter)



                 DELAWARE                              68-0414690
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)           Identification Number)

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


--------------------------------------------------------------------------------







                                TABLE OF CONTENTS


PART I.  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements:
                    Balance Sheet at September 30, 1999 and December 31, 1998 Statement of Loss for the three and nine months ended
                          September 30, 1999 and 1998
                    Statement of Cash Flows for the nine months ended September
                          30, 1999 and 1998
                    Condensed Notes to Financial Statements

      Item 2.       Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

PART II.  -  OTHER INFORMATION

      Item 1.       Legal Proceedings
      Item 6.       Exhibits and Reports on Form 8-K
      Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS





                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)



                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                          1999            1998
                                                                                     --------------  --------------
                                                                                      (UNAUDITED)
                                      ASSETS
Current assets:
   Cash and cash equivalents.......................................................  $         0.8   $        31.9
   Receivables due from Pacific Lumber.............................................            7.8             2.9
   Prepaid timber harvesting costs.................................................            3.8             2.6
   Other prepaid expenses and current assets.......................................            0.6             0.5
                                                                                     --------------  --------------
      Total current assets.........................................................           13.0            37.9
Timber and timberlands, net of accumulated depletion of $247.2 and $243.1,
   respectively....................................................................          269.2           252.0
Property and equipment, net of accumulated depreciation of $9.0 and $7.9,
   respectively....................................................................           15.9            14.4
Deferred financing costs, net......................................................           20.5            22.5
Restricted cash....................................................................            3.7            16.6
Other assets.......................................................................            2.6             2.3
                                                                                     --------------  --------------
                                                                                     $       324.9   $       345.7
                                                                                     ==============  ==============

                          LIABILITIES AND MEMBER DEFICIT

Current liabilities:
   Due to Pacific Lumber...........................................................  $         1.0   $         0.8
   Accrued interest................................................................           12.4            28.4
   Other accrued liabilities.......................................................            1.2             1.7
   Short-term borrowings and current maturities of long-term debt..................           33.6             8.2
                                                                                     --------------  --------------
      Total current liabilities....................................................           48.2            39.1
Long-term debt, less current maturities............................................          843.5           859.5
                                                                                     --------------  --------------
      Total liabilities............................................................          891.7           898.6
                                                                                     --------------  --------------

Contingencies

Member deficit.....................................................................         (566.8)         (552.9)
                                                                                     --------------  --------------
                                                                                     $       324.9   $       345.7
                                                                                     ==============  ==============



   The accompanying notes are an integral part of these financial statements.






                           SCOTIA PACIFIC COMPANY LLC

                                STATEMENT OF LOSS
                            (IN MILLIONS OF DOLLARS)



                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      1999         1998        1999        1998
                                                                   -----------  ----------  ----------  -----------
                                                                                     (UNAUDITED)

Log sales to Pacific Lumber......................................  $     19.1   $    33.3   $    33.8   $     67.8
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   General and administrative....................................         3.5         3.4         8.2          6.7
   Depletion and depreciation....................................         2.4         4.3         5.2          9.3
                                                                   -----------  ----------  ----------  -----------
                                                                          5.9         7.7        13.4         16.0
                                                                   -----------  ----------  ----------  -----------

Operating income.................................................        13.2        25.6        20.4         51.8
                                                                   -----------  ----------  ----------  -----------

Other income (expense):
   Interest and other income.....................................         0.1         0.6         0.6          1.9
   Interest expense..............................................       (16.6)      (14.3)      (49.2)       (27.5)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before income taxes................................        (3.3)       11.9       (28.2)        26.2
Provision in lieu of income taxes................................           -        (1.7)          -         (7.5)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before extraordinary item..........................        (3.3)       10.2       (28.2)        18.7
Extraordinary item:
   Loss on early extinguishment of debt..........................           -       (35.4)          -        (35.4)
                                                                   -----------  ----------  ----------  -----------
Net loss.........................................................  $     (3.3)  $   (25.2)  $   (28.2)  $    (16.7)
                                                                   ===========  ==========  ==========  ===========



   The accompanying notes are an integral part of these financial statements.






                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)


                                                                                                  NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                               -----------------------
                                                                                                  1999        1998
                                                                                               ----------  -----------
                                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.................................................................................   $   (28.2)  $    (16.7)
   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
      Extraordinary loss on early extinguishment of debt....................................           -         35.4
      Provision in lieu of income taxes.....................................................           -          7.5
      Depletion and depreciation............................................................         5.2          9.3
      Amortization of deferred financing costs..............................................         1.2          1.0
      Gain on sale of assets................................................................        (0.2)           -
      Increase (decrease) in cash resulting from changes in:
        Receivables.........................................................................        (4.8)       (11.3)
        Prepaid expenses and other assets...................................................        (1.7)        (0.7)
        Amounts due to Pacific Lumber.......................................................         0.1          1.1
        Accrued interest....................................................................       (16.0)         1.1
        Other accrued liabilities...........................................................         0.5          0.4
                                                                                               ----------  -----------
      Net cash provided by (used for) operating activities..................................       (43.9)        27.1
                                                                                               ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.....................................................................       (17.8)        (6.3)
   Restricted cash withdrawals used to acquire timberlands..................................        12.9          1.8
   Net proceeds from sale of assets.........................................................         0.3            -
                                                                                               ----------  -----------
      Net cash used for investing activities................................................        (4.6)        (4.5)
                                                                                               ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Timber Notes...................................................           -        867.2
   Net borrowings under line of credit agreement............................................        17.7            -
   Principal payments on Timber Notes and other timber related debt.........................        (8.3)      (327.0)
   Premium for early retirement of debt.....................................................           -        (29.2)
   Incurrence of deferred financing costs...................................................        (0.2)       (21.4)
   Dividends paid...........................................................................           -       (532.8)
   Other changes in restricted cash.........................................................           -          9.5
   Member contributions.....................................................................         8.2          8.2
                                                                                               ----------  -----------
      Net cash provided by (used for) financing activities..................................        17.4        (25.5)
                                                                                               ----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................................................       (31.1)        (2.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................................        31.9         20.9
                                                                                               ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................................   $     0.8   $     18.0
                                                                                               ==========  ===========




   The accompanying notes are an integral part of these financial statements.






                           SCOTIA PACIFIC COMPANY LLC

                     CONDENSED NOTES TO FINANCIAL STATEMENTS


1.    GENERAL

      The information contained in the following notes to financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Form 10-K. Any capitalized terms used but not defined in these Condensed Notes to Financial Statements are defined in the "Glossary of Defined Terms" contained in Appendix A. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The Company is a wholly owned subsidiary of Pacific Lumber, which is a wholly owned indirect subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI, which is a wholly owned subsidiary of MAXXAM.

      There were no reconciling differences between the Company's net income and comprehensive income for either of the three and nine month periods ending September 30, 1999 and 1998.

2.    HEADWATERS TRANSACTIONS

      As described in Note 4 below, on September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres were owned by Salmon Creek, with the remaining 700 acres being owned by the Company (Pacific Lumber owned the timber and related timber harvesting rights on the Company's acreage). On March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands which Pacific Lumber contributed to the Company in June 1999. Of these proceeds, $285.0 million was deposited into an escrow account to be made available as necessary to support the Timber Notes, and may be released only under certain circumstances. As of September 30, 1999, the Escrowed Funds were $288.6 million.

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

3.    RESTRICTED CASH

      Cash and cash equivalents include restricted cash held for debt service payments on the Timber Notes of $28.4 million at December 31, 1998. There was no restricted cash held in cash and cash equivalents at September 30, 1999.

      Long-term restricted cash represents the amount deposited into an account held by the trustee under the indenture governing the Timber Notes. At September 30, 1999 and December 31, 1998, long-term restricted cash primarily consists of $3.3 million and $16.1 million which is remaining from the $25 million of the proceeds deposited into the Prefunding Account.

4.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the Final HCP, Final SYP and Pacific Lumber's 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. While regulatory and environmental concerns have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations, prior to 1998 they had not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, the Company's results of operations for 1998 and for 1999 through the date of this report have been adversely affected by certain regulatory and environmental matters, including during the second half of 1998 through the date of this report, the absence of a sufficient number of available THPs to enable the Company to conduct its operations at historic levels.

      On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition of the Headwaters Timberlands by the United States and California. Consummation of the Headwaters Agreement was conditioned upon, among other things, approval of an SYP, approval of a Multi-Species HCP and issuance of the Permits. As further described in Note 2 "Headwaters Transactions," on March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. In addition to the transfer of the Headwaters Timberlands by the Pacific Lumber Parties described in Note 2, the Final SYP and the Final HCP were approved and the Permits were issued. The Pacific Lumber Parties and California also executed the California Agreement.

       The Final SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. An SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that a timber company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. The Final SYP is effective for 10 years and may be amended by Pacific Lumber, subject to approval by the CDF. The Final SYP is subject to review after five years. Revised SYPs would be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

      Several species located on the Company's timberlands, including the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, have been listed as endangered or threatened under the ESA and/or the CESA. The Final HCP and the Permits allow incidental "take" of these and certain other listed species so long as there is no "jeopardy" to the continued existence of such species. The Final HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Final HCP not only provides for the Company's compliance with habitat requirements for the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, it also provides for issuance of Permits for thirteen additional species that are or may be listed in the future. The Final HCP and related Permits have a term of 50 years, and, among other things, include the following protective measures: (i) setting aside timberlands as marbled murrelet conservation areas; (ii) establishing streamside "no-cut" and limited cut buffers and identifying mass wasting areas of concern based on an assessment of each of the Company's watersheds to be completed within five years; (iii) limiting harvesting activities during certain times of the year and during wet weather conditions; and (iv) making certain specified improvements to the Company's roads. The Final SYP is also subject to the foregoing provisions. The Company believes that the Final SYP and the Final HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

      Under the Federal Clean Water Act, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for seventeen northern California rivers and certain of their tributaries, including certain water courses that flow within the Company's timberlands. The final TMDL requirements applicable to the Company's timberlands may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the Final HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the Final HCP and/or the Final SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On or about January 29, 1999, the Company received the EPIC Notice Letter which alleges various violations of the ESA and challenges, among other things, the validity and legality of the Permits. On or about May 21, 1999, EPIC and other environmental groups sent the Supplemental EPIC Notice Letter, incorporating the EPIC Notice Letter and threatening to sue the Company, MAXXAM, Pacific Lumber, Salmon Creek and various government agencies for alleged violations of the ESA relating to various aspects of the Headwaters Agreement. Separately, on March 31, 1999, the EPIC- SYP/Permits lawsuit was filed alleging various violations of the CESA and CEQA, and challenging, among other things, the validity and legality of the Permits issued by California and the Final SYP. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the Final SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC Notice Letter, the Supplemental EPIC Notice Letter, the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Final HCP, Final SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

5.    MEMBER DEFICIT

      A reconciliation of the activity in member deficit is as follows (in millions):


                                                                                                      NINE MONTHS
                                                                                                          ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                          1999
                                                                                                     --------------
Balance at beginning of period...................................................................... $      (552.9)
Net loss............................................................................................         (28.2)
Member contributions................................................................................          14.3
                                                                                                     --------------
Balance at end of period............................................................................ $      (566.8)
                                                                                                     ==============

6.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                               NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            -----------------------
                                                                                               1999        1998
                                                                                            ----------  -----------
                                                                                                 (IN MILLIONS)

Supplemental information on non-cash investing and financing activities:
   Assumption of net tax liabilities by Pacific Lumber......................................$       -   $      6.7
   Acquisition of assets subject to other liabilities.......................................        -          0.9
   Deferred financing costs payable.........................................................        -          1.8
   Contribution of timber and timberlands by Pacific Lumber.................................      6.1            -
   Distribution of assets to Pacific Lumber.................................................        -          6.6
   Transfer of deferred tax assets to Pacific Lumber........................................        -         22.9

Supplemental disclosure of cash flow information:
   Interest paid............................................................................$    64.0   $     25.4



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the response to Part I,
Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

      This Quarterly Report on Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward- looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form 10-Q and the Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

      Log sales to Pacific Lumber
      Net sales from logs were $19.1 million and $33.3 million for the three months ended September 30, 1999 and 1998, respectively. The volume of log deliveries for such periods represented approximately 24,000 Mbfe and 46,900 Mbfe, respectively. Net sales from logs were $33.8 million and $67.8 million for the nine months ended September 30, 1999 and 1998, respectively. This represents a log volume of 47,400 Mbfe and 97,500 Mbfe, respectively. Substantially all of the decrease in net sales between periods was due to the decline in the volume of log deliveries, which was due largely to the absence of a sufficient number of available THPs. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

      Operating income and income (loss) before income taxes
      Operating income was $13.2 million and $25.6 million for the three months ended September 30, 1999 and 1998, respectively. Operating income was $20.4 million and $51.8 million for the nine months ended September 30, 1999 and 1998, respectively. The decline in operating income is principally due to the decrease in log sales discussed above and an increase in general and administrative expense due to higher road maintenance costs under the New Services Agreement and higher professional and consulting services. Income (loss) before income taxes was $(3.3) million and $11.9 million for the three months ended September 30, 1999 and 1998, respectively. Income (loss) before income taxes was $(28.2) million and $26.2 million for the nine months ended September 30, 1999 and 1998, respectively. In addition to the decline in operating income, income (loss) before income taxes was also affected by an increase in interest expense which was the result of the issuance of the Timber Notes in July 1998.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      The Escrowed Funds were $288.6 million as of September 30, 1999 and are to be made available as necessary to support the Timber Notes. The Escrowed Funds may be released by the Escrow Agent only in accordance with the terms of the Escrow Agreement.

      On July 16, 1999, the Line of Credit Agreement was extended for an additional year to July 16, 2000. Interest on initial borrowings outstanding for less than six months was increased to the Base Rate (as defined in the agreement) plus 0.25% or a one month or six month LIBOR rate plus 1%. As of September 30, 1999, the Company had $17.7 million outstanding under the Line of Credit Agreement.

      On the July 20, 1999 note payment date for the Timber Notes, the Company had $6.5 million in cash available to pay the $31.6 million of interest due.
The Company borrowed the remaining $25.1 million in funds under the terms of the Line of Credit Agreement. In addition, the Company paid approximately $2.8 million of principal on the Timber Notes (the amount equal to Scheduled Amortization) using funds received as a capital contribution from Pacific Lumber. Funds for the $2.8 million principal payment were provided from the Escrowed Funds and were released in accordance with the terms of the Escrow Agreement. The indenture governing the Timber Notes was amended to allow the capital contribution from Pacific Lumber to be applied as a principal payment.

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

      With respect to long-term liquidity, the Company believes that, without giving effect to any use of the funds held under the Escrow Agreement, its existing cash and funds available under the Line of Credit Agreement, together with its ability to generate sufficient levels of cash flows from operations over the long term, should provide sufficient funds to meet its long-term working capital, capital expenditures and required debt service obligations. If the Company generates excess funds after the payment of operating expenses, capital expenditures, interest, premiums and required principal payments, it may at its option either pay dividends, retain these funds for internal purposes or make voluntary principal payments. Cash flows from operations may continue to be adversely affected if the Company does not experience improvements in the THP submission and approval process, or if inclement weather conditions or seasonal operating restrictions under the Final HCP hamper harvesting operations. Cash flows from operations would also be adversely affected if additional judicial or regulatory restrictions are imposed on the Company's harvesting activities, or if the Final Plans are not implemented in accordance with the Company's current expectations. See "--Trends" below.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the Final HCP, Final SYP and Pacific Lumber's 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. The Company has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by the Company to the CDF during 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by the Company's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the Pre-Permit Agreement, (ii) preparing the Combined Plan and all the related data, responding to comments on the Combined Plan, assessing and responding to federal and state proposals and changes concerning the Combined Plan, and evaluating the Final Plans, (iii) responding to comments received by the Company from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) assisting Pacific Lumber (in accordance with the New Additional Services Agreement) with responding to newly filed litigation involving certain of the Company's approved THPs and (b) implementation of a provision contained in the Pre-Permit Agreement which required, for the first time, a licensed geologist to review virtually all of the Company's THPs prior to submission to the CDF. The Company also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that emerged in applying the requirements embodied in the Pre-Permit Agreement to the Company's THPs, certain of which requirements imposed new forestry practices that applied solely to operations on the Company's timberlands.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Final Plans; however, significant additional work continues to be required in connection with their implementation. 1999 has been a transition period for the Company with respect to the filing and approval of its THPs. The transition period is expected to continue into 2000. Certain of the THPs which were approved by the CDF prior to March 1, 1999 were grandfathered under the Implementation Agreement, and are harvestable subject to the harvesting restrictions prescribed under the THPs and satisfaction of certain agreed conditions. The remaining THPs which were in the process of being reviewed but were not yet approved by the CDF at the time of the consummation of the Final Plans each require varying degrees of revisions. The Company believes that the rate of submissions of THPs during the fourth quarter will increase. However, the Company believes that the review and approval process for THPs through at least the first quarter of 2000 will continue to be slower than the Company has historically experienced as the Company, the CDF and other agencies continue to develop procedures for implementing the Final Plans. Nevertheless, the Company anticipates that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

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

YEAR 2000 READINESS

      Management has completed its assessment of modifications to and testing of the Company's critical information technology and embedded technology. The principal software and equipment of the Company that will be affected by the date change to the year 2000 are the financial information systems, the GIS and certain personal computers and field equipment used by the foresters and other professional staff. Year 2000 progress and readiness has also been the subject of the Company's normal, recurring internal audit function. The modification costs and the costs associated with new systems were less than $50,000. Systems modification costs were expensed as incurred. Costs associated with new systems were capitalized and will be amortized over the life of the product.

      In addition to addressing the Company's internal systems, management has identified key vendors that could be impacted by year 2000 issues, and surveys have been conducted regarding their compliance efforts. Management has evaluated the responses to the surveys and made direct contact with parties which were deemed to be critical. These inquiries were made by the Company's own staff, and the costs associated with this program were minimal. Pacific Lumber has also completed its assessment of the susceptibility of its internal systems and equipment, including the cogeneration plant, to the year 2000 date change and has completed the required modifications and testing.

      While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur. However, based on the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would materially impact its results or financial condition. The most reasonably likely worst case scenario which the Company could experience would be problems with certain of the Company's personal computers, field equipment, financial software or GIS software. The Company believes that any such problems could be remedied at minimal cost within a few days and that contingency plans used in the past for dealing with problems with its equipment and software are adequate to address the types of problems which could be encountered in such a scenario. These plans include purchases of replacement equipment, use of third parties for processing GIS information and working with vendors to make any needed software modifications.

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

      In connection with the Rollins lawsuit described in the Form 10-K, on September 27, 1999, the Court accepted the plaintiffs' amended complaint which, among other things, eliminated the RICO claims and reduced the number of THPs involved in this lawsuit from 343 to seven.

      In connection with the Wrigley lawsuit described in the Form 10-K, on September 27, 1999, the plaintiffs filed an application seeking to eliminate allegations concerning the seven THPs involved in the Rollins lawsuit reducing to 336 the number of THPs involved in the Wrigley lawsuit.

      HUNSAKER MATTER

      With respect to the Hunsaker action described in the Form 10-K, on March 30, 1999, the Court dismissed the lawsuit with prejudice and ordered the plaintiffs to pay the defendants' costs with respect to the lawsuit. On April 30, 1999, the plaintiffs appealed the dismissal.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

      *10.1 Second Amendment to Escrow Agreement dated October 6, 1999 by and among Pacific Lumber, Salmon Creek and Citibank, N.A.

      *27     Financial Data Schedule for the nine months ended September 30,
              1999

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



                                            SCOTIA PACIFIC COMPANY LLC



Date:  October 27, 1999            By:            GARY L. CLARK
                                                  Gary L. Clark
                                    Vice President - Finance and Administration
                                   (Principal Financial and Accounting Officer)





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

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Multi-Species HCP:  A habitat conservation plan covering multiple species

New Additional Services Agreement: An agreement whereby the Company is to provide certain services to Pacific Lumber in return for which the Company is paid a fee

New Master Purchase Agreement: The agreement entered into between Pacific Lumber and the Company that governs all purchases of logs by Pacific Lumber from the Company after July 19, 1998

New Services Agreement: An agreement whereby Pacific Lumber is to provide the Company with certain operational, management and related services for which the Company pays a service fee

Owl Creek Agreement: The agreement entered into by the Company with California regarding the future sale of the Owl Creek Grove

Owl Creek Grove: A grove of approximately 900 acres of primarily old growth timber owned by the Company

Pacific Lumber: The Pacific Lumber Company, an indirect, wholly owned subsidiary of MGI

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM

Permits: The incidental take permits issued by the United States and California pursuant to the Final HCP

Prefunding Account: Restricted cash held in an account by the trustee under the indenture governing the Timber Notes to enable the Company to acquire timberlands

Pre-Permit Agreement: The February 27, 1998 Pre-Permit Application Agreement in Principle entered into by Pacific Lumber, MAXXAM and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

RICO: Racketeering Influence and Corrupt Practices Act

Rollins lawsuit: An action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company (No. 9700400) filed on December 2, 1997 in the Superior Court of Humboldt County

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber

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

TOL: Timber operator's license allowing the holder to conduct timber harvesting operations

USWA lawsuit: An action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) filed on March 31, 1999 in the Superior Court of Sacramento County and transferred to the Superior Court of Humboldt County on July 13, 1999 (No. CV-990452)

Wrigley lawsuit: An action entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC and Federated Development Company (No. 9700399) filed December 2, 1997 in the Superior Court of Humboldt County