Form 10-K
period 1999-12-31
SCOTIA PACIFIC CO LLC
filed 2000-03-13
CIK 1066797

--------------------------------------------------------------------------------


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                           ---------------------------


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999     COMMISSION FILE NUMBER 333-63825


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

                           ---------------------------


           Securities registered pursuant to Section 12(b) of the Act:

                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

                           ---------------------------


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No | |

           The Registrant is a limited liability company wholly owned by an affiliate of the Registrant.

      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                 Not applicable.

--------------------------------------------------------------------------------



                                TABLE OF CONTENTS

                                     PART I

   Item 1.    Business

   Item 2.    Properties

   Item 3.    Legal Proceedings

   Item 4.    Submission of Matters to a Vote of Security Holders

                                     PART II

   Item 5.    Market for Registrant's Common Equity and Related
                 Stockholder Matters

   Item 6.    Selected Financial Data

   Item 7.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

   Item 8.    Financial Statements and Supplementary Data

                      Report of Independent Public Accountants
                      Balance Sheet
                      Statement of Income
                      Statement of Cash Flows
                      Notes to Financial Statements

   Item 9.    Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure

                                    PART III

   Items

      10-13.  Not applicable.

                                     PART IV

   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K



ITEM 1.         BUSINESS

GENERAL

      Scotia Pacific Company LLC (the "COMPANY"), a special purpose Delaware limited liability company wholly owned by The Pacific Lumber Company ("PACIFIC LUMBER"), was organized by Pacific Lumber in May 1998 to facilitate the sale of $160.7 million of the Company's 6.55% Class A-1 Timber Collateralized Notes due 2028, (the "CLASS A-1 NOTES"), $243.2 million of the Company's 7.11% Class A-2 Timber Collateralized Notes due 2028 (the "CLASS A-2 NOTES") and $463.3 million of the Company's 7.71% Class A-3 Timber Collateralized Notes due 2028 (the "CLASS A-3 NOTES," together with the Class A-1 Timber Notes and the Class A-2 Timber Notes, the "TIMBER NOTES"). The Indenture governing the Timber Notes is referred to herein as the " INDENTURE." Pacific Lumber is a wholly owned subsidiary of MAXXAM Group Inc. ("MGI"), and also wholly owns Salmon Creek LLC (formerly known as Salmon Creek Corporation; "SALMON CREEK"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc. ("MGHI"), which in turn is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). As used herein, the terms "MGHI," "MGI," "Pacific Lumber," or "MAXXAM" refer to the respective companies and their subsidiaries, unless otherwise noted or the context indicates otherwise.

      This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places (see Item 1. "Business--Harvesting Practices" and "--Regulatory and Environmental Factors," Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Log Sales to Pacific Lumber," "--Financial Condition and Investing and Financing Activities" and "--Trends"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

CONSUMMATION OF THE HEADWATERS AGREEMENT

      On March 1, 1999, Pacific Lumber, the Company and Salmon Creek (collectively, the "PALCO COMPANIES") consummated the Headwaters Agreement (the "HEADWATERS AGREEMENT") with the United States and California. See "--Regulatory and Environmental Factors" below. Pursuant to the terms of the Headwaters Agreement, approximately 5,600 acres of timberlands owned by the Palco Companies known as the Headwaters Forest and the Elk Head Springs Forest (the "HEADWATERS TIMBERLANDS") were transferred to the United States. A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. In consideration for the transfer of the Headwaters Timberlands, Salmon Creek was paid $299.9 million, the Company was paid $150,000 and approximately 7,700 acres of timberlands known as the Elk River Timberlands (the "ELK RIVER TIMBERLANDS") were transferred to Pacific Lumber and subsequently transferred to the Company. In addition, upon consummation of the Headwaters Agreement (i) habitat conservation and sustained yield plans were approved covering the Company's timberlands, (ii) California agreed to purchase the Company's Owl Creek grove and a portion of Pacific Lumber's Grizzly Creek grove, and (iii) the Palco Companies dismissed takings litigation pending against the United States and California. Salmon Creek deposited $285.0 million of the proceeds from the sale of the Headwaters Timberlands into escrow pursuant to an Escrow Agreement (the "ESCROW AGREEMENT"). These proceeds were released from escrow in November 1999, with $169.0 million being placed into a Scheduled Amortization Reserve Account ("SAR ACCOUNT") in order to support principal payments on the Timber Notes. See "--Regulatory and Environmental Factors--Escrow Agreement and SAR Account" below.

TIMBER AND TIMBERLANDS

      The Company owns, and the obligations of the Company under the Timber Notes are secured by (i) approximately 206,000 acres of timberlands, (ii) the timber and related harvesting rights (the "COMPANY TIMBER RIGHTS") with respect to an additional approximately 12,200 acres of timberlands that are owned by Pacific Lumber, Salmon Creek and an unaffiliated third party, (iii) approximately 1,100 acres of timberlands with respect to which Pacific Lumber owns the Timber Rights (the "PACIFIC LUMBER TIMBER RIGHTS"), (iv) certain computer hardware and software, including a geographic information system ("GIS") containing information on numerous aspects of the Company's timberlands (subject to certain rights of concurrent use by Pacific Lumber) and (v) certain other assets. Substantially all of the Company's assets serve as security for the Timber Notes. The timberlands owned by the Company (including the timberlands which are subject to the Pacific Lumber Timber Rights) and the timberlands subject to the Company Timber Rights are hereinafter collectively referred to as the "COMPANY TIMBERLANDS." The timber located on the Company Timberlands which is not subject to the Pacific Lumber Timber Rights is hereinafter referred to as the "COMPANY TIMBER."

      Timber generally is categorized by species and the age of a tree when it is harvested. "OLD GROWTH" trees are often defined as trees which have been growing for approximately 200 years or longer, and "YOUNG GROWTH" trees are those which have been growing for less than 200 years. The forest products industry grades lumber into various classifications according to quality. The two broad categories into which all grades fall based on the absence or presence of knots are called "upper" and "common" grades, respectively. Old growth trees have a higher percentage of upper grade lumber than young growth trees.

      The Company estimates that the amount of Company Timber consists of approximately 3.2 million Mbfe (as described below) of timber by volume, and is comprised of primarily young growth and old growth redwood and Douglas-fir timber. In addition, substantial quantities of sub-merchantable trees exist on the Company Timberlands which are not yet mature and have not been included in the inventory of the Company Timber. The estimates of the volume of timber comprising the Company Timber are based on a timber cruise performed in 1986 of all of Pacific Lumber's properties at that time, as adjusted to reflect acquisitions, dispositions, and actual harvest levels since the cruise and estimated growth rates of the Company Timber.

      Under the Mbfe concept, one thousand board feet, net Scribner scale, of old growth redwood timber equals one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company Timber was assigned a value equal to a fraction of an Mbfe. This fraction was generally determined by dividing the June 1998 SBE Price applicable to such species and category by the June 1998 SBE Price applicable to old growth redwood. "SBE PRICE" is the applicable stumpage price for each species of timber and category thereof pursuant to a schedule published periodically by the California State Board of Equalization. See "--Operation of Company Timberlands" and "--Harvesting Practices" below.

      During the past few years, legal challenges have severely restricted Pacific Lumber's ability to harvest the virgin old growth timber on its property, and to a lesser extent, residual old growth timber. In addition, the Company's ability to harvest old growth timber has also been and is expected to continue to be subject to restrictions under federal and state environmental laws, and also be subject to the prescriptions contained in the Environmental Plans (as defined below) agreed to in connection with the consummation of the Headwaters Agreement. See "--Regulatory and Environmental Factors" below.

      The Company Timber consists substantially of redwood and Douglas-fir timber. Redwood lumber is a premium, high value-added product which has different supply and demand characteristics from the general lumber market. Redwood is known for its natural beauty, superior ability to retain paints and finishes, dimensional stability and its innate resistance to decay, insects and chemicals. As a result, redwood lumber is generally not used for commodity applications such as structural frames for construction, but is used instead for specialty applications such as exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters and retaining walls. Redwood also has a variety of industrial applications because of its resistance to chemicals and because it does not impart any taste or odor to liquids or solids. Redwood prices have exhibited stability compared to most other softwood timber types, and redwood lumber has historically commanded a substantial price premium to other softwood timber types. Redwood is grown commercially only in North America in a region that extends for approximately 375 miles along the coast of the Pacific Northwest. The combination of excellent soil conditions and climate makes this region one of the most productive timber regions in North America.

      Douglas-fir is used primarily for new construction and some decorative purposes and is widely recognized for its strength, hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of North America and in Chile and New Zealand.

      Pacific Lumber engages in extensive efforts to supplement the natural regeneration of the Company Timber and increase the amount of timber on the Company Timberlands. The Company is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pursuant to the Services Agreement described below (see "--Operation of Company Timberlands"), Pacific Lumber conducts regeneration activities on the Company Timberlands for the Company. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber is regenerated almost entirely by planting seedlings. During 1999, Pacific Lumber planted an estimated 971,000 redwood and Douglas-fir seedlings on the Company Timberlands.

      California law requires timber owners such as the Company to demonstrate that their operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting a sustained yield plan to the California Department of Forestry ("CDF") for review and approval. A sustained yield plan contains a timber growth and yield assessment, which evaluates and calculates the amount of timber and long-term production outlook for a company's timberlands, a fish and wildlife assessment, which addresses the condition and management of fisheries and wildlife in the area, and a watershed assessment, which addresses the protection of aquatic resources. The relevant regulations require determination of a long-term sustained yield ("LTSY") harvest level, which is the average annual harvest level that the management area is capable of sustaining in the last decade of a 100-year planning horizon. The LTSY is determined based upon timber inventory, projected growth and harvesting methodologies, as well as soil, water, air, wildlife and other relevant considerations. A sustained yield plan must demonstrate that the average annual harvest over any rolling ten-year period within the planning horizon does not exceed the LTSY.

      The Company is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on the Company Timberlands. These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. In connection with the consummation of the Headwaters Agreement, the Company and Pacific Lumber reached agreement with various federal and state regulatory agencies with respect to a sustained yield plan (the "SYP") and a multi-species habitat conservation plan (the "HCP," together with the SYP, the "ENVIRONMENTAL PLANS"). See "--Regulatory and Environmental Factors" below.

OPERATION OF COMPANY TIMBERLANDS

      The Company's foresters, wildlife and fisheries biologists, geologists and other personnel are responsible for providing a number of forest stewardship techniques, including protecting the Company Timber from forest fires, erosion, insects and other damage, overseeing reforestation activities and monitoring environmental and regulatory compliance. The Company's personnel are also responsible for preparing timber harvesting plans ("THPS") and also updating the GIS that contains information on numerous aspects of the Company Timberlands, such as timber type, tree class, wildlife data, roads, rivers and streams. See "--Harvesting Practices" below for a description of the Company's GIS updating process and the THP preparation process.

      The Company is a party with Pacific Lumber to a master purchase agreement (the "MASTER PURCHASE AGREEMENT") which governs the sale to Pacific Lumber of logs harvested from the Company Timberlands. As Pacific Lumber purchases logs from the Company pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Company Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. The Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at a price which equals or exceeds the applicable SBE Price. The Master Purchase Agreement defines the SBE Price for any species and category of timber as the stumpage price for such species and category, as set forth in the most recent "HARVEST VALUE SCHEDULE" (or any successor publication) published by the California State Board of Equalization (or any successor agency) applicable to the timber sold during the period covered by such Harvest Value Schedule. Harvest Value Schedules are published twice a year for purposes of computing a yield tax imposed on timber harvested between January 1 through June 30 and July 1 through December 31. SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates.

      After obtaining an approved THP, the Company offers for sale the logs to be harvested pursuant to such THP. While the Company may sell logs to third parties, it derives substantially all of its revenue from the sale of logs to Pacific Lumber pursuant to the Master Purchase Agreement. Each sale of logs by the Company to Pacific Lumber is made pursuant to a separate log purchase agreement that relates to the Company Timber covered by an approved THP and incorporates the provisions of the Master Purchase Agreement. Each such log purchase agreement provides for the sale to Pacific Lumber of the logs harvested from the Company Timber covered by such THP and generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. However, the timing and amount of log purchases by Pacific Lumber is affected by factors outside the control of the Company, including regulatory and environmental factors, the financial condition of Pacific Lumber, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries).

      The Company continues to rely on Pacific Lumber to provide operational, management and related services not performed by its own employees with respect to the Company Timberlands pursuant to a services agreement (the "SERVICES AGREEMENT"). The services under the Services Agreement include the furnishing of all equipment, personnel and expertise not within the Company's possession and reasonably necessary for the operation and maintenance of the Company Timberlands and the Company Timber as well as timber management techniques designed to supplement the natural regeneration of, and increase the amount of, Company Timber. Pacific Lumber is required to provide all services under the Services Agreement in a manner consistent in all material respects with prudent business practices which, in the reasonable judgment of Pacific Lumber (a) are consistent with then current applicable industry standards and (b) are in compliance in all material respects with all applicable timber laws. As compensation for the services provided by Pacific Lumber pursuant to the Services Agreement, the Company pays Pacific Lumber a services fee ("SERVICES FEE") which is adjusted each year based on a specified government index relating to wood products and reimburses Pacific Lumber for the cost of constructing, rehabilitating and maintaining roads, and performing reforestation services, on the Company Timberlands, as determined in accordance with generally accepted accounting principles. Certain of such reimbursable expenses are expected to vary in relation to the amount of timber to be harvested in any given period.

      The Company and Pacific Lumber are also parties to an additional services agreement (the "ADDITIONAL SERVICES AGREEMENT") pursuant to which the Company provides certain services to Pacific Lumber. Services include (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays the Company a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

      The Company, Pacific Lumber and Salmon Creek are also parties to a reciprocal rights agreement (the "RECIPROCAL RIGHTS AGREEMENT") whereby, among other things, the parties granted to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber and the Company are parties to an environmental indemnification agreement (the "ENVIRONMENTAL INDEMNIFICATION AGREEMENT"), pursuant to which Pacific Lumber has agreed to indemnify the Company from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Company Timberlands. In particular, Pacific Lumber is liable with respect to any contamination which occurred on the Company Timberlands prior to the date of their transfer to the Company.

HARVESTING PRACTICES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      The GIS contains information regarding numerous aspects of the Company Timberlands, including timber type, tree class, wildlife data, roads, rivers and streams. Subject to the terms of the Services Agreement, Pacific Lumber, to the extent necessary, provides the Company with personnel and technical assistance to assist the Company in updating, upgrading and improving the GIS and the other computer systems owned by the Company. By carefully monitoring and updating this data base and conducting field studies, the Company's foresters, with the assistance (if required) of Pacific Lumber pursuant to the Services Agreement, are better able to develop detailed THPs addressing the various regulatory requirements. The Company also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of the GIS data.

      The ability of the Company to harvest timber will depend, in part, upon its ability to obtain regulatory approval of THPs. Prior to harvesting timber in California, companies are required to file with the CDF, and obtain its approval of, a detailed THP for the area to be harvested. A THP must be submitted by a registered professional forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The number of the Company's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested over more than one year. The Indenture requires the Company to use its best efforts (consistent with prudent business practices) to maintain a number of pending THPs which, together with THPs previously approved, would cover rights to harvest a quantity of Company Timber adequate to pay interest and principal amortization based on the Minimum Principal Amortization Schedule for the Timber Notes for the next succeeding twelve month period. Despite its best efforts, during the second half of 1998, into 1999 and through early 2000 the Company has experienced an absence of a sufficient number of available THPs for harvest to enable it to conduct its operations at historical levels. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Log Sales to Pacific Lumber" and "--Trends." The Company believes that the Environmental Plans should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements the Environmental Plans.

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

EMPLOYEES

      As of March 1, 2000, the Company employed 72 persons, 69 of whom were registered professional foresters, wildlife and fisheries biologists or otherwise involved in the management of the Company Timberlands. None of the Company's employees are covered by a collective bargaining agreement.

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

      General
      The Company's business is subject to the Environmental Plans and a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations also plays a significant role in Pacific Lumber's business. The California Forest Practice Act (the "FOREST PRACTICE ACT") and related regulations adopted by the California Board of Forestry (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California. These requirements include the obligation of timber companies submitting THPs to prepare, and obtain regulatory approval of, detailed THPs containing information with respect to areas proposed to be harvested (see "--Harvesting Practices" above). California law also requires large timber companies to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands (see "--Timber and Timberlands" above). The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife and plants which have been declared to be endangered or threatened. These laws generally prohibit the take of certain species, except for incidental takes pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permits. A habitat conservation plan, among other things, analyzes the potential impact of the incidental take of species and specifies measures to monitor, minimize and mitigate such impact. The operations of the Company are also subject to the California Environmental Quality Act (the "CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and Federal Clean Water Act, which require that Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams. Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to its operations.

      The Headwaters Agreement
      In order to, among other things, mitigate these difficulties, on March 1, 1999, the Company, Pacific Lumber and Salmon Creek consummated the Headwaters Agreement with the United States and California. See "--Consummation of the Headwaters Agreement" above. The Board of Managers of the Company (the "BOARD OF MANAGERS"), pursuant to a recommendation by a special committee of the Board of Managers which had been appointed to review the Headwaters Agreement, voted to consummate the transactions contemplated by the Headwaters Agreement. A condition of the approval of the transactions by the Board of Managers was that the net proceeds from the sale of the Headwaters Timberlands, subject to release upon the satisfaction of certain conditions, be deposited in a restricted account or trust arrangement to support the Timber Notes. See "--Escrow Agreement and SAR Account" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" below.

      The Environmental Plans
      The Environmental Plans, consisting of the HCP and the SYP, were approved by the applicable federal and state regulatory agencies upon the consummation of the Headwaters Agreement. In connection with the approval of the Environmental Plans, incidental take permits ("PERMITS") were issued with respect to certain threatened, endangered and other species found on the Company Timberlands. The Permits cover the 50-year term of the HCP and allow incidental takes of 17 different species covered by the HCP, including four species which are found on the Company Timberlands and had previously been listed as endangered or threatened under the ESA and/or the CESA. The agreements which implement the Environmental Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach of these agreements or the Environmental Plans by the Company.

      Under the Environmental Plans, harvesting activities are prohibited or restricted on certain areas of the Company Timberlands. For a 50-year period, harvesting activities are severely restricted in several areas (consisting of substantial quantities of old growth redwood and Douglas-fir timber) to serve as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Additional areas alongside streamsides have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat. These streamside buffers may be adjusted up or down, subject to certain minimum and maximum buffers, based upon a watershed analysis process, which the HCP requires be completed within five years of its effective date. Further, harvesting in other areas of the Company Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide and the degree to which harvesting activities will be prohibited or restricted in the future.

      The HCP also imposes certain restrictions on the use of roads on the timberlands covered by the HCP during several months of the year and during periods of wet weather, except for certain limited situations. These restrictions may restrict operations so that certain harvesting activities can generally only be carried out from June through October of any particular harvest year, and then only if wet weather conditions do not exist. However, the Company anticipates that some harvesting will be able to be conducted during the other months. The HCP also requires that 75 miles of roads be stormproofed on an annual basis. Certain other roads must be built or repaired. The HCP requires the stormproofing to be done between May 2 and October 14 of each year, while the road building and repair is to be accomplished between June 2 and October 14 of each year. The road stormproofing and building and repair is also required to be suspended if certain wet weather conditions exist.

      The HCP contains an adaptive management provision, which various regulatory agencies have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound. This provision allows the Palco Companies to propose changes to any of the HCP prescriptions based on, among other things, certain economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost and economic feasibility and viability.

      Owl Creek and Grizzly Creek Agreements
      In connection with the consummation of the Headwaters Agreement, California entered into agreements with respect to the future purchase of the Company's Owl Creek grove (the "OWL CREEK AGREEMENT") and a portion of Pacific Lumber's Grizzly Creek grove (the "GRIZZLY CREEK AGREEMENT").

      Under the Owl Creek Agreement, the Company agreed to sell the Owl Creek grove to the state of California for consideration consisting of the lesser of the appraised fair market value or $79.7 million. The state may pay the consideration for the Owl Creek grove to the Company in cash or, at the state's option, 25% in cash and the balance in three equal annual installments without interest. California must purchase the Owl Creek grove by June 30, 2001. Consummation of the purchase is also subject to typical real estate title and other closing conditions. The Company is continuing to work with California to consummate the sale of the Owl Creek grove. See Note 2 to the Financial Statements.

      Water Quality
      Under the Federal Clean Water Act, the Environmental Protection Agency (the "EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board ("NCRWQCB") are in the process of establishing TMDL limits for 17 northern California rivers and certain of their tributaries, including certain water courses that flow within the Company Timberlands. As part of this process, the EPA and the NCRWQCB are expected to submit the TMDL requirements on the Company Timberlands for public review and comment. Following the comment period, the NCRWQCB would finalize the TMDL requirements applicable to the Company Timberlands, which may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process contained in the HCP.

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

      Timber Operator's License
      Historically, Pacific Lumber has conducted logging operations on the Company Timberlands with its own staff of logging personnel as well as through contract loggers. In order to conduct logging operations in California, a logging company must obtain from the CDF a Timber Operator's License. On February 26, 1999, the CDF issued Pacific Lumber a conditional Timber Operator's License ("1999 TOL") for calendar year 1999 which contained, among other things, operational restrictions similar to certain operational restrictions contained in the HCP. During the first week of January 2000, Pacific Lumber was granted a Timber Operator's License for the years 2000 and 2001 ("2000 TOL") containing less restrictions than the 1999 TOL.

      Escrow Agreement and SAR Account
      As a result of the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299.9 million in cash, prior to payment of closing costs and expenses. Pursuant to the Escrow Agreement entered into among Salmon Creek, Pacific Lumber and Citibank, N.A. (the "ESCROW AGENT"), Salmon Creek deposited $285.0 million of such proceeds into a restricted account (the "ESCROWED FUNDS") with such Escrowed Funds being made available, while so held in escrow, as necessary to support the Timber Notes, with the balance of $15.0 million being used to defray expenses in connection with negotiation and consummation of the Headwaters Agreement. In November 1999, upon satisfaction of certain requirements set forth in the Escrow Agreement, the Board of Managers unanimously approved the release of the Escrowed Funds, with $169.0 million of the Escrowed Funds being placed in the SAR Account under the Indenture in order to support principal payments on the Timber Notes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities."


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

TIMBER HARVESTING LITIGATION

      On May 27, 1998, an action entitled Mateel Environmental Justice Foundation v. Pacific Lumber, Scotia Pacific Holding Company, Salmon Creek Corporation and MAXXAM Group Inc. (No. DR 980301) was brought in the Superior Court of Humboldt County. This action alleged, among other things, violations of California's business and professions code based on citations and violations (primarily water quality related) issued against the defendants since 1994 in connection with a substantial number of THPs. On December 1, 1999, the Court dismissed this action with prejudice.

      On December 2, 1997, a lawsuit entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC, et al. (No. 9700399) (the "WRIGLEY LAWSUIT") was filed in the Superior Court of Humboldt County. A similar action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company, et al. (No. 9700400) (the "ROLLINS LAWSUIT") was also filed on December 2, 1997 in the Superior Court of Humboldt County. These actions allege, among other things, that defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides in the Stafford area (Rollins lawsuit) and the destruction of certain watersheds in the Elk River watershed (Wrigley lawsuit). Plaintiffs further allege that in order to have THPs approved in connection with these areas, the defendants submitted false information to the CDF in violation of California's business and professions code and the Racketeering Influence and Corrupt Practices Act ("RICO"). In connection with the Rollins lawsuit, on September 27, 1999 the Court accepted the plaintiffs' amended complaint which, among other things, eliminated the RICO claims and reduced the number of THPs involved in the lawsuit from 343 to seven. In connection with the Wrigley lawsuit, the plaintiffs filed an application seeking to eliminate allegations concerning the seven THPs involved in the Rollins lawsuit, reducing to 336 the number of THPs involved in the Wrigley lawsuit. The Rollins lawsuit has been set for trial on July 10, 2000. The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity.

      On March 31, 1999, an action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) (the "EPIC-SYP /PERMITS LAWSUIT") was filed alleging, among other things, that the CDF and the CDFG violated the CEQA and the CESA with respect to the SYP and the Permits issued by California. This action is now pending in Humboldt County, California (No. CV-990445). The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the SYP and the Permits issued by California.

      On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) (the "USWA LAWSUIT") was filed alleging, among other things, violations of the Forest Practice Act in connection with the CDF's approval of the SYP. This action is now pending in Humboldt County, California (No. CV-990452). The plaintiffs seek to prohibit the CDF from approving any THPs relying on the SYP.

      The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans, and the Company is working with the relevant state and federal agencies to defend the USWA lawsuit and the EPIC-SYP/Permits lawsuit. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or liquidity.

OTHER LITIGATION

      The Company is involved in other claims, lawsuits and proceedings, including certain pending or threatened actions seeking to prevent Pacific Lumber and the Company from conducting harvesting and certain other operations. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred or their effect on the Company, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

      Pacific Lumber holds a 100% member interest in the Company. Accordingly, there is no established public trading market for the Company's equity securities. Except for a dividend paid to the parent in connection with issuance of the Timber Notes (see Note 1 to the Financial Statements appearing in Item
8), the Company has not declared or paid any cash distributions on its equity securities since its formation in May 1998.


ITEM 6.         SELECTED FINANCIAL DATA

      Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the Company's Financial Statements and the Notes thereto appearing in Item 8.

BACKGROUND

      The Company is a single member Delaware limited liability company owned by Pacific Lumber and did not conduct any significant operations prior to the issuance of the Timber Notes. The historical financial data reflects (a) the historical assets, liabilities and results of operations of Scotia Pacific Holding Company ("SCOTIA PACIFIC"), the Company's predecessor, after giving effect to the transfer to Pacific Lumber of the timber harvesting rights with respect to 1,400 acres of timberlands and (b) Pacific Lumber's and Salmon Creek's historical assets, liabilities and results of operations attributable to approximately 13,500 acres of timberlands and the timber and related timber harvesting rights on an additional approximately 19,700 acres of timberlands transferred to the Company, in each case as if such transactions occurred on January 1, 1997 (the beginning of the earliest period presented). The retirement of the 7.95% Timber Collateralized Notes due 2015 of Scotia Pacific (the "OLD TIMBER NOTES"), the issuance of the Timber Notes and the payment of a $526.1 million cash dividend to Pacific Lumber are reflected in the financial statements for the year ended December 31, 1998, the period in which these transactions occurred.

RESULTS OF OPERATIONS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

      General
      The Mbfe concept was used in structuring the Timber Notes in order to take account of the relative values of the species and categories of timber included in the Company Timber. Under the Mbfe concept, one thousand board feet, net Scribner scale, of old growth redwood timber equates to one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company Timber was assigned a value in Mbfe equal to a fraction of an Mbfe. This fraction was generally determined by dividing the SBE Price applicable to such species and category for the first half of 1998 by the SBE Price applicable to old growth redwood for the first half of 1998. Historical harvest volumes reflected in this report are stated on a Mbfe basis.

     The Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at the SBE Price. Harvest Value Schedules setting forth the SBE Prices are published by the California State Board of Equalization twice a year for the purpose of computing a yield tax imposed on timber harvested between January 1 and June 30 and July 1 and December 31. Harvest Value Schedules are based on twenty-four months of actual log and timber sales that occur within nine specified timber value areas. These sales are arms length transactions adjusted for time by indexing (using log and, in the case of old growth redwood, lumber price trends) to a specific date, which is approximately sixty days prior to the effective date of the Harvest Value Schedules. However, SBE prices may not necessarily be representative of actual prices that would be realized from unrelated parties at subsequent dates.

      Seasonality
      Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal. The impact of seasonality on the Company's results is expected to become more pronounced than it has been historically because of the harvesting, road use, wet weather and other restrictions imposed by the HCP. As a result, a substantial majority of the future harvesting on the Company Timberlands can be expected to be concentrated during the period from June through October of each year. Some of these restrictions may be modified under the adaptive management provision contained in the HCP, and as a result of the watershed analysis process to be performed over the five-year period beginning March 1, 1999. See
Item 1. "Business--Regulatory and Environmental Factors--The Environmental Plans." The following should be read in conjunction with the Company's Financial Statements and Notes thereto appearing in Item 8.

      Log Sales to Pacific Lumber
      The Company's revenues from log sales declined from $80.3 million for the year ended December 31, 1998 to $51.4 million for the year ended December 31, 1999 as a result of the decrease in the volume of log deliveries for such periods from 115,700 Mbfe to 69,100 Mbfe, respectively. Substantially all the decrease in net sales between periods was due to the decline in the volume of log deliveries, which was due largely to the absence of a sufficient number of approved THPs throughout 1999. See "--Trends" below.

      Net sales from logs were $80.3 million and $126.4 million for the years ended December 31, 1998 and 1997, respectively. The volume of log deliveries for such periods represented approximately 115,700 Mbfe and 182,300 Mbfe, respectively. Well-above-normal rainfall during the first half of 1998 and additional restrictions on wet weather operations pursuant to the terms of Pacific Lumber's 1998 Timber Operator's License, together with logging restrictions during the nesting seasons for both the northern spotted owl and the marbled murrelet, were the principal factors which impeded logging operations on the Company's timberlands during the first half of 1998. Revenues for the second half of 1998 were primarily affected by a reduction in the volume of logs harvested, as a result of the diminished supply of available THPs. See "--Trends" below.

      Operating Income and Income (Loss) Before Income Taxes and Extraordinary Item Operating income was $31.2 million and $59.9 million for the years ended December 31, 1999 and 1998, respectively. Income (loss) before income taxes and extraordinary item was $(32.4) million and $18.5 million for the years ended December 31, 1999 and 1998, respectively. The decline in operating income and the loss before income taxes and extraordinary item in 1999 is principally due to the decrease in log sales discussed above, offset by a decline in depletion expense attributed to the decrease in harvest volumes between periods. General and administrative expenses were higher for the year ended December 31, 1999 compared to the same period last year primarily due to a full year of higher road maintenance costs provided for under the HCP and higher professional and consulting services fees. In addition to the impact from lower operating income, the loss before income taxes and extraordinary item also was due to the higher interest expense resulting from the increase in debt from the Timber Notes. Interest expense on the Timber Notes for 1999 was $63.1 million compared to interest expense of $41.9 million for 1998 including $28.2 million of interest on the Timber Notes and $13.7 million of interest on the Old Timber Notes.

     Operating income was $59.9 million and $101.3 million for the years ended December 31, 1998 and 1997, respectively. Income before income taxes and extraordinary item was $18.5 million and $76.8 million for the years ended December 31, 1998 and 1997, respectively. The decrease in operating income is primarily a result of the factors affecting revenues discussed above. Additionally, operating income was affected by the increase in general and administrative expenses for the year ended December 31, 1998 compared to the year ended December 31, 1997 which was primarily due to increased fees for professional services relating to THP preparation and road maintenance costs provided for under the HCP, but were offset by lower yield taxes which vary directly with the log harvest. The decrease in income before income taxes and extraordinary item was primarily due to the decrease in operating income between periods.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Note 3 to the Financial Statements contains information concerning the Company's indebtedness and certain restricted debt covenants.

      The Company issued the $867.2 million aggregate principal amount of Timber Notes on July 20, 1998. Proceeds from the offering of the Timber Notes were used primarily to prepay the Old Timber Notes and to pay a cash dividend of $526.1 million to Pacific Lumber.

      On November 18, 1999, $169.0 million of funds from the sale of the Headwaters Timberlands were contributed to the Company and set aside in the SAR Account, which is available for making principal payments on the Timber Notes.

      The Indenture contains various covenants which, among other things, limit the ability of the Company to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. Under the terms of the Indenture, the Company will generally have available cash for distribution to Pacific Lumber when the Company's cash flows from operations exceed the amounts required by the Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures, certain other operating expenses and replenishment of the SAR Account.

      In 1999, the Company's agreement with a group of banks, pursuant to which the Company may borrow to pay up to one year's interest on the Timber Notes (the "LINE OF CREDIT"), was extended to July 16, 2000. This facility is expected to be renewed annually. At December 31, 1999, the Company could have borrowed a maximum of $63.0 million under the Line of Credit. As of December 31, 1999, no borrowings were outstanding under the Line of Credit.

      On the January 20, 2000 note payment date for the Timber Notes, the Company had $2.2 million in cash available to pay the $31.5 million of interest due. The Company borrowed the remaining $29.3 million in funds under the Line of Credit. In addition, the Company repaid $12.9 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      With respect to short-term liquidity, the Company believes that it will not generate sufficient cash from operations to pay all of the interest on the Timber Notes on the July 20, 2000 payment date. However, the Company expects that any such shortfall will be borrowed under the Line of Credit and that funds to pay the Scheduled Amortization amount will be provided from the SAR Account.

      Pacific Lumber's financial condition will affect its ability to purchase logs from the Company and to meet its obligations under the Services Agreement. Pacific Lumber expects that near-term cash flows from operations will be adversely affected by an inadequate supply of logs and a related slowdown in lumber production.

      Pacific Lumber anticipates that cash flows from operations together with funds available under Pacific Lumber's revolving credit agreement, along with a $45.0 million capital contribution from MGI made in December 1999, will enable it to meet its working capital and capital expenditure requirements for 2000. With respect to long-term liquidity, although Pacific Lumber expects that its existing cash and cash equivalents should provide sufficient funds to meet its working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from the Company, there can be no assurance that this will be the case.

      The Company's capital expenditures, excluding timberland acquisitions, relate primarily to reforestation of timberlands and to construction and rehabilitation of logging roads. The Company's capital expenditures for 1999, 1998 and 1997, including contributions by Pacific Lumber but excluding timberland acquisitions, were approximately $6.5 million, $7.4 million and $7.3 million, respectively. The Company's capital expenditures, excluding expenditures for timberlands, for the next several years are expected to approximate $9.0 million per year.

      With respect to long-term liquidity, the Company believes that its existing cash, including cash available for principal payments from the SAR Account, and funds available under the Line of Credit, together with its ability to generate sufficient levels of cash flows from operations over the long term, should provide sufficient funds to meet its long-term working capital, capital expenditures and required debt service obligations. If the Company generates excess funds after the payment of operating expenses, capital expenditures, interest, premiums, required principal payments and replenishment of the SAR Account, it may at its option either pay dividends, retain these funds for internal purposes or make voluntary principal payments. Cash flows from operations may continue to be adversely affected if the Company does not experience improvements in the THP submission and approval process, or if inclement weather conditions or seasonal operating restrictions under the HCP hamper harvesting operations. Cash flows from operations would also be adversely affected if additional judicial or regulatory restrictions are imposed on the Company's harvesting activities, or if the Environmental Plans are not implemented in accordance with the Company's current expectations.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

      Regulatory and environmental matters play a significant role in the Company's operations, which are subject to a variety of California and federal laws and regulations, as well as the HCP, SYP and Pacific Lumber's 2000 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations. The Company has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by the Company to the CDF during the second half of 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by the Company's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to in February 1998 in the course of completing the Headwaters Agreement (the "PRE-PERMIT AGREEMENT"), (ii) preparing the Environmental Plans and all the related data, responding to comments on the Environmental Plans, assessing and responding to federal and state proposals and changes concerning the Environmental Plans, and evaluating the Environmental Plans, (iii) responding to comments received by the Company from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) assisting Pacific Lumber (in accordance with the Additional Services Agreement) with responding to newly filed litigation involving certain of the Company's approved THPs and (b) implementation of a provision contained in the Pre-Permit Agreement which required, for the first time, a licensed geologist to review virtually all of the Company's THPs prior to submission to the CDF. The Company also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that emerged in applying the requirements embodied in the Pre-Permit Agreement to the Company's THPs, certain of which requirements imposed new forestry practices that applied solely to operations on the Company Timberlands.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans; however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for the Company with respect to the filing and approval of its THPs. The transition period is expected to continue into 2000. The Company believes that the rate of submissions of THPs during 2000 will increase significantly. However, the Company believes that the review and approval process for THPs through at least the first quarter of 2000 will continue to be slower than it has historically experienced as the Company, the CDF and other agencies continue to develop procedures for implementing the Environmental Plans. Nevertheless, the Company anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

      There can be no assurance that the Company will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Item 3. "Legal Proceedings" and Note 6 to the Financial Statements for further information regarding regulatory and legal proceedings affecting the Company.

YEAR 2000

      The transition to the year 2000 date change was made without any significant problems or interruption of business activity. Management had completed its assessment of, modifications to and testing of the Company's critical information technology and embedded technology prior to December 31, 1999. The principal software and equipment of the Company affected by the date change to the year 2000 were the financial information systems, the GIS and certain personal computers and field equipment used by the foresters and other professional staff. The modification costs and the costs associated with new systems were less than $50,000.


ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Managers and Member of
Scotia Pacific Company LLC:

      We have audited the accompanying balance sheets of Scotia Pacific Company LLC (a Delaware limited liability company and a wholly owned subsidiary of The Pacific Lumber Company) as of December 31, 1999 and 1998, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scotia Pacific Company LLC as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP


San Francisco, California
January 28, 2000


                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)



                                                                                                  DECEMBER 31,
                                                                                            -----------------------
                                                                                               1999        1998
                                                                                            ----------  -----------
                                          ASSETS
Current assets:
   Cash and cash equivalents..............................................................  $     1.3   $     31.9
   Marketable securities, restricted......................................................       15.9            -
   Receivables from Pacific Lumber........................................................        4.5          2.9
   Prepaid timber harvesting costs........................................................        4.4          2.6
   Other prepaid expenses and other current assets........................................        0.4          0.5
                                                                                            ----------  -----------
      Total current assets................................................................       26.5         37.9
Timber and timberlands, net of accumulated depletion of $249.0 and
   $243.1, respectively...................................................................      267.8        252.0
Property and equipment, net of accumulated depreciation of $9.5 and
    $7.9, respectively....................................................................       16.5         14.4
Deferred financing costs, net.............................................................       20.7         22.5
 securities.................................................      156.9         16.6
Other assets..............................................................................        2.7          2.3
                                                                                            ----------  -----------
                                                                                            $   491.1   $    345.7
                                                                                            ==========  ===========

                              LIABILITIES AND MEMBER DEFICIT

Current liabilities:
   Due to Pacific Lumber..................................................................  $     0.9   $      0.8
   Accrued interest.......................................................................       28.1         28.4
   Other accrued liabilities..............................................................        2.0          1.7
   Current maturities of long-term debt...................................................       16.0          8.2
                                                                                            ----------  -----------
      Total current liabilities...........................................................       47.0         39.1
Long-term debt, less current maturities...................................................      843.5        859.5
                                                                                            ----------  -----------
      Total liabilities...................................................................      890.5        898.6
                                                                                            ----------  -----------
Contingencies

Member deficit............................................................................     (399.4)      (552.9)
                                                                                            ----------  -----------
                                                                                            $   491.1   $    345.7
                                                                                            ==========  ===========


The accompanying notes are an integral part of these financial statements.


                           SCOTIA PACIFIC COMPANY LLC

                               STATEMENT OF INCOME
                            (IN MILLIONS OF DOLLARS)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
Log sales to Pacific Lumber...................................................  $    51.4   $    80.3   $    126.4
                                                                                ----------  ----------  -----------
Operating expenses:
   General and administrative expenses........................................       12.7         9.1          8.3
   Depletion and depreciation.................................................        7.5        11.3         16.8
                                                                                ----------  ----------  -----------
                                                                                     20.2        20.4         25.1
                                                                                ----------  ----------  -----------

Operating income..............................................................       31.2        59.9        101.3

Other income (expense):
   Interest and other income..................................................        1.9         2.5          2.8
   Interest expense...........................................................      (65.5)      (43.9)       (27.3)
                                                                                ----------  ----------  -----------
Income (loss) before income taxes and extraordinary item......................      (32.4)       18.5         76.8
Provision in lieu of income taxes.............................................          -        (7.6)       (31.2)
                                                                                ----------  ----------  -----------
Income (loss) before extraordinary item.......................................      (32.4)       10.9         45.6
Extraordinary item:
     Loss on early extinguishment of debt.....................................          -       (35.4)           -
                                                                                ----------  ----------  -----------
Net income (loss).............................................................  $   (32.4)  $   (24.5)  $     45.6
                                                                                ==========  ==========  ===========


The accompanying notes are an integral part of these financial statements.


                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss) .........................................................  $   (32.4)  $   (24.5)  $     45.6
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities:
      Extraordinary loss on early extinguishment of debt......................          -        35.4            -
      Provision in lieu of income taxes.......................................          -         7.6         31.2
      Depletion and depreciation..............................................        7.5        11.3         16.8
      Amortization of deferred financing costs................................        1.5         1.4          1.2
      Gain on sale of assets..................................................       (0.2)          -            -
      Net purchases of marketable securities..................................      (15.9)          -            -
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber.......................................       (1.6)       (3.8)        (0.7)
        Prepaid timber harvesting costs.......................................       (2.1)       (1.0)        (0.8)
        Due to Pacific Lumber.................................................       (0.2)        0.3            -
        Accrued interest......................................................       (0.2)       17.0         (0.5)
        Other accrued liabilities.............................................        1.3        (0.2)           -
      Other...................................................................          -           -         (0.5)
                                                                                ----------  ----------  -----------
        Net cash provided by (used for) operating activities..................      (42.3)       43.5         92.3
                                                                                ----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures.......................................................      (19.2)      (16.6)        (2.3)
   Restricted cash withdrawals used to acquire timberlands....................       12.9         8.9            -
   Net proceeds from sale of assets...........................................        0.3           -            -
                                                                                ----------  ----------  -----------
        Net cash used for investing activities................................       (6.0)       (7.7)        (2.3)
                                                                                ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of Timber Notes.....................................          -       867.2            -
   Principal payments on Timber Notes and other timber
      related debt............................................................       (8.3)     (327.0)       (16.3)
   Premium for early retirement of debt.......................................          -       (29.2)           -
   Dividends paid.............................................................          -      (532.8)       (60.8)
   Incurrence of deferred financing costs.....................................       (0.7)      (22.1)           -
   Other changes in restricted cash...........................................     (153.1)        9.5          1.5
   Member contributions (distributions).......................................      179.8         9.6        (13.8)
                                                                                ----------  ----------  -----------
        Net cash provided by (used for) financing activities..................       17.7       (24.8)       (89.4)
                                                                                ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................      (30.6)       11.0          0.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................       31.9        20.9         20.3
                                                                                ----------  ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................  $    1.3    $    31.9   $     20.9
                                                                                ==========  ==========  ===========



The accompanying notes are an integral part of these financial statements.


                           SCOTIA PACIFIC COMPANY LLC

                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

      Scotia Pacific Company LLC (the "COMPANY") is a Delaware limited liability company wholly owned by The Pacific Lumber Company ("PACIFIC LUMBER"), which is a wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc., which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company is a special purpose limited liability company organized in May 1998 to facilitate the offering (the "OFFERING") of $160.7 million 6.55% Class A-1, $243.2 million 7.11% Class A-2 and $463.3 million 7.71% Class A-3 Timber Collateralized Notes due 2028 (the "TIMBER NOTES"). Concurrent with the closing of the Offering on July 20, 1998, Scotia Pacific Holding Company ("SCOTIA PACIFIC") was merged into the Company and Pacific Lumber and Salmon Creek LLC, a wholly owned subsidiary of Pacific Lumber ("SALMON CREEK"), transferred to the Company approximately 13,500 acres of timberlands and the timber and related timber harvesting rights (but not the underlying land) with respect to an additional approximately 19,700 acres of timberlands. The Company in turn transferred to Pacific Lumber the timber and related timber harvesting rights (but not the underlying land) with respect to approximately 1,400 acres of timberlands. On July 20, 1998, the 7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015 (the "OLD TIMBER NOTES") were retired, and the Company paid a cash dividend of $526.1 million. The merger and the transfers have been accounted for as a reorganization of entities under common control which requires the Company to record the assets, liabilities and results of operations of Scotia Pacific after giving effect to the transfers as well as the assets, liabilities and results of operations acquired from Pacific Lumber and Salmon Creek at their respective historical cost. Accordingly, the Company is the successor entity to all of Scotia Pacific's historical operations (exclusive of the assets transferred to Pacific Lumber) and to the historical operations attributable to the timberlands and timber and related timber harvesting rights acquired from Pacific Lumber and Salmon Creek. The merger and the transfers have been reflected in the financial statements of the Company as if such transactions had occurred as of the beginning of the earliest period presented. The retirement of the Old Timber Notes, the issuance of the Timber Notes and the payment of a $526.1 million cash dividend are reflected in the financial statements for the year ended December 31, 1998, the period in which these transactions occurred.

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

   USE OF ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the subsequent resolution of any one of the contingent matters described in Note 6 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's financial position, results of operations or liquidity.

   COMPREHENSIVE INCOME

      There are no reconciling differences between the Company's net income and comprehensive income for the years ended December 31, 1999, 1998 and 1997.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash Equivalents
      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. As of December 31, 1999 and 1998, the carrying amount approximated fair value. See "Restricted Cash and Marketable Securities" below.

      Marketable Securities
      Marketable securities consist primarily of commercial paper with original maturities in excess of three months as well as other types of corporate and government debt obligations. Marketable securities are considered "held-to-maturity" securities and are carried at cost adjusted for discount and premium amortization. As of December 31, 1999 and 1998, the carrying amount approximated fair value. See "Restricted Cash and Marketable Securities" below.

      Prepaid Timber Harvesting Costs
      Prepaid timber harvesting costs are expensed as the timber covered by the related timber harvesting plans ("THPS") is harvested.

      Timber and Timberlands
      Timber and timberlands were recorded at the historical cost of Scotia Pacific, Pacific Lumber and Salmon Creek, at the beginning of the earliest period presented, net of accumulated depletion. Depletion is computed utilizing the unit- of-production method based upon estimates of timber values and quantities.

      Property and Equipment
      Property and equipment were recorded at the historical cost of Scotia Pacific, Pacific Lumber and Salmon Creek, at the beginning of the earliest period presented, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The carrying value of property, plant and equipment is assessed when events and circumstances indicate that an impairment is present. The existence of an impairment is determined by comparing the net carrying value of the asset to its estimated undiscounted future cash flows. If an impairment is present, the asset is reported at the lower of carrying value or fair value. The major classes of property and equipment are as follows (dollar amounts in millions):


                                                                     DECEMBER 31,
                                                    ESTIMATED   -----------------------
                                                  USEFUL LIVES     1999        1998
                                                  ------------  ----------  -----------
Logging roads  ..................................    15 years   $    24.7   $     21.2
Other............................................ 5 - 15 years        1.3          1.1
                                                                ----------  -----------
                                                                     26.0         22.3
Less:  accumulated depreciation..................                    (9.5)        (7.9)
                                                                ----------  -----------
                                                                $    16.5   $     14.4
                                                                ==========  ===========

      Depreciation expense for 1999, 1998 and 1997 was $1.6 million, $1.4 million and $1.0 million, respectively.

      Deferred Financing Costs
      Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing. In July 1998, an extraordinary loss of $35.4 million was recorded in connection with the retirement of the Old Timber Notes. Such loss is comprised of $12.8 million of unamortized deferred financing costs and $29.2 million of prepayment premiums offset by the benefit from $6.6 million of unearned premiums and make whole amounts under the investment rate agreement associated with the liquidity account under the indenture governing the Old Timber Notes. The amortization of deferred financing costs expense is included in interest expense on the income statement.

      Restricted Cash and Marketable Securities
      At December 31, 1998, the Company had approximately $28.4 million of cash and cash equivalents which were restricted for debt service payments on the Timber Notes. At December 31, 1999, there were no restricted cash equivalents. Current marketable securities consist of the current portion of amounts held in the SAR Account defined in the following paragraph.

      Long-term restricted cash and marketable securities represents amounts deposited into accounts held by the trustee under the Indenture. At December 31, 1999, restricted cash and marketable securities primarily consists of $153.2 million of the $169.0 million in funds from the sale of the Headwaters Timberlands which were contributed to the Company on November 18, 1999 and placed in a Scheduled Amortization Reserve Account (the "SAR ACCOUNT") to support future principal payments on the Timber Notes and $3.3 million which is remaining from the $25.0 million of the proceeds deposited into an account (the "PREFUNDING ACCOUNT") which is available for the purchase of additional timberlands. At December 31, 1998, restricted cash in the Prefunding Account amounted to $16.1 million. Interest and other income from restricted cash deposits for 1999, 1998 and 1997 was $1.6 million, $2.4 million and $2.3 million, respectively.

      Log Sales to Pacific Lumber
      Scotia Pacific and Pacific Lumber entered into a Master Purchase Agreement on March 23, 1993 (the "ORIGINAL MASTER PURCHASE AGREEMENT") which governed all log sales by Scotia Pacific to Pacific Lumber, and on July 20, 1998, the Company and Pacific Lumber entered into a new master purchase agreement (the "MASTER PURCHASE AGREEMENT" and together the "MASTER PURCHASE AGREEMENTS") which governs all log sales by the Company to Pacific Lumber. Substantially all of the Company's revenues have been and are expected to continue to be derived from the sale of logs to Pacific Lumber. The harvested logs are purchased by Pacific Lumber (i.e., title passes and the obligation to make payment therefor is incurred) at the time each log is delivered to Pacific Lumber's log decks and measured. The Master Purchase Agreements generally contemplate that all sales of logs by the Company to Pacific Lumber will be at the applicable stumpage prices for each species of timber and category thereof, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization (the "SBE PRICE"). Harvest Value Schedules are published twice a year for purposes of computing timber yield taxes.

      Concentrations of Credit Risk
      Cash equivalents and marketable securities are invested primarily in commercial paper as well as other types of corporate and government debt obligations. The Company has mitigated its concentration of credit risk with respect to these investments by purchasing high grade investments (ratings of A1/P1 short-term or at least AA/aa long-term debt). No more than 10% is invested within the same issue.

      Fair Value of Financial Instruments
     The carrying amounts of cash equivalents and marketable securities approximate fair value. As of December 31, 1999 and 1998, the estimated fair value of debt, including current maturities, was $764.1 million and $807.1 million, respectively. The estimated fair value of debt is determined based on the quoted market price for the Timber Notes. The Timber Notes are thinly traded financial instruments; accordingly, their market price at any balance sheet date may not be representative of the price which would be derived from a more active market.

2.    HEADWATERS TRANSACTIONS

      On March 1, 1999, the United States and California acquired the Headwaters Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Salmon Creek and Pacific Lumber. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands, which Pacific Lumber contributed to the Company in June 1999. See Note 6 below for a discussion of additional agreements entered into on March 1, 1999.

      The Company also entered into an agreement with California for the future sale of a timber property known as the Owl Creek grove. Under this agreement, the Company would sell the Owl Creek grove to California, by June 30, 2001 for the lesser of the appraised fair market value or $79.7 million. The sale of the Owl Creek grove will not be reflected in the Company's financial statements until it has been concluded.

3.    LONG-TERM AND SHORT-TERM DEBT

      The Company issued $867.2 million aggregate principal amount of Timber Notes on July 20, 1998, which are due on July 20, 2028. The Timber Notes are senior secured obligations of the Company and do not constitute obligations of, and are not guaranteed by, Pacific Lumber or any other person. The Timber Notes were issued in three classes: Class A-1 Timber Notes aggregating $160.7 million, Class A-2 Timber Notes aggregating $243.2 million and Class A-3 Timber Notes aggregating $463.3 million. Pursuant to the terms of the Indenture, the Company is permitted to incur up to $75.0 million at any one time of non-recourse indebtedness secured by purchase money mortgages to acquire additional timberlands, an unspecified amount of Additional Timber Notes (as defined in the Indenture) provided certain conditions are met, and certain other debt on a limited basis. The Company is not permitted to incur any other indebtedness for borrowed money. The Timber Notes and the Line of Credit (as defined below) are secured by a lien on (i) the Company's timber, timberlands and timber rights (subject to Pacific Lumber's ownership of the timber and related timber harvesting rights on approximately 1,100 acres of such timberlands), (ii) certain contract rights and certain other assets, (iii) the proceeds of the foregoing and (iv) funds held in various accounts by the Trustee for the Timber Notes. Amounts payable on the Timber Notes are paid semi-annually generally on January 20 and July 20 of each year (each, a "NOTE PAYMENT DATE").

      The Timber Notes were structured to link, to the extent of cash available, the deemed depletion of the Company's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Note Payment Date is determined by various mathematical formulas set forth in the Indenture. Scheduled Amortization of the Timber Notes represents the amount of principal which the Company must pay through each Note Payment Date in order to avoid payment of prepayment or deficiency premiums. The Scheduled Maturity Dates for the Class A-1 and Class A-2 Timber Notes, which are January 20, 2007 and January 20, 2014, respectively, represent the Note Payment Dates on which the Company will pay the final installment of principal if all payments of principal are made in accordance with Scheduled Amortization. The Scheduled Amortization for the Class A-3 Timber Notes does not include any principal amortization prior to their Scheduled Maturity Date of January 20, 2014 on which the aggregate principal amount of $463.3 million will be scheduled to be paid. Minimum Principal Amortization of the Timber Notes represents the minimum amount of principal which the Company must pay (on a cumulative basis and subject to available cash) on such Class, to the extent of available funds on deposit in the Payment Account, through any Note Payment Date. If the Timber Notes were amortized in accordance with Minimum Principal Amortization, the final installments of principal would be paid on January 20, 2010, July 20, 2017 and July 20, 2028 for the Class A-1, Class A-2 and Class A-3 Timber Notes, respectively.

      As a result of the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299.9 million in cash. See Note 2 to the Financial Statements. On November 18, 1999, $169.0 million of funds from the sale of the Headwaters Timberlands were contributed to the Company and set aside in the SAR Account. See Note 1. Amounts in the SAR Account are part of the collateral securing the Timber Notes and will be used to make principal payments to the extent that other available amounts are insufficient to pay Scheduled Amortization on the Class A-1 and Class A-2 Timber Notes. In addition, during the six years beginning January 20, 2014, amounts in the SAR Account will be used to amortize the Class A-3 Timber Notes as set forth in the Indenture, as amended. Funds may from time to time be released to the Company from the SAR Account if the amount in the account exceeds the then Required Scheduled Amortization Reserve Balance (as defined in the Indenture). If the SAR Account falls below the Required Scheduled Amortization Reserve Balance, up to 50% of any Remaining Funds (funds that could otherwise be released to the Company free of the lien securing the Timber Notes) is required to be used on each monthly deposit date to replenish the SAR Account.

      The Company has the right to cause additional prepayments of principal to be made on any Note Payment Date. If the principal of the Timber Notes is paid in advance of Scheduled Amortization, the Company will pay a prepayment premium on such accelerated payment. The prepayment premium on any Note Payment Date is equal to the excess, if any, of (a) the sum of (i) the present value of the prepayment amount (discounted from the date(s) that the prepayment amount would otherwise have been paid under the Scheduled Amortization to the Note Payment
Date) plus (ii) the sum of the present values of the amounts of interest that would have accrued thereafter with respect to the prepayment amount over (b) the amount of the prepayment. The present value is computed using a "Reinvestment Yield" (as defined in the Indenture) which is comparable to the yield of like term U.S. Treasury securities plus 0.50% per annum.

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

      The following table presents the amortization of the Timber Notes based on Minimum Principal Amortization and Scheduled Amortization (in millions):

                                                MINIMUM
                                               PRINCIPAL      SCHEDULED
                                             AMORTIZATION   AMORTIZATION
                                             ------------- --------------
Years Ending December 31:
   2000....................................  $       10.5  $        15.9
   2001....................................          10.5           16.3
   2002....................................          10.8           17.1
   2003....................................          12.4           19.3
   2004....................................          14.8           22.2
   Thereafter..............................         800.1          768.3
                                             ------------- --------------
                                             $      859.1  $       859.1
                                             ============= ==============


     Pursuant to certain liquidity requirements under the Indenture, the Company has entered into an agreement (the "LINE OF CREDIT") with a group of banks (the "LIQUIDITY PROVIDERS") pursuant to which the Company may borrow to pay interest on the Timber Notes. The maximum amount the Company may borrow is equal to one year's interest on the aggregate outstanding principal balance of the Timber Notes (the "REQUIRED LIQUIDITY AMOUNT"). At December 31, 1999, the Required Liquidity Amount was $63.0 million. The Line of Credit expires on July 16, 2000. Annually, the Company will request that the Liquidity Providers extend the Line of Credit for a period of not less than 364 days. If not extended, the Company may draw upon the full amount available. Borrowings under the Line of Credit generally bear interest at the Base Rate (as defined in the Line of Credit) plus 0.25% or a one month or six month LIBOR rate plus 1% at any time the borrowings have not been continually outstanding for more than six months. As of December 31, 1999, the Company had no borrowings outstanding under the Line of Credit.

      On the January 20, 2000 Note Payment Date for the Timber Notes, the Company had $2.2 million in cash available to pay the $31.5 million of interest due. The Company borrowed the remaining $29.3 million in funds under the Line of Credit. In addition, the Company repaid $12.9 million of principal on the Timber Notes (an amount equal to Scheduled Amortization). The SAR Account was used to make the January 20, 2000 principal payment.

4.    RELATED PARTY TRANSACTIONS

      The Master Purchase Agreement and the related log purchase agreements govern all log sales by the Company to Pacific Lumber subsequent to July 20, 1998. Under the Master Purchase Agreement, Pacific Lumber is responsible for harvesting the Company's standing timber and transporting harvested logs to its log decks. Payments for the log sales outstanding at December 31, 1999 were received by the Company in January 2000.

      Scotia Pacific and Pacific Lumber also entered into a services agreement on March 23, 1993 (the "ORIGINAL SERVICES AGREEMENT"), pursuant to which Pacific Lumber provided a variety of operational, management and related services in respect of the Company's timber properties not provided by the Company's employees, including reforestation, fire protection and road maintenance, rehabilitation and construction. The Company paid Pacific Lumber an annual fee, payable in equal monthly installments and subject to annual adjustment provisions, for such services. For the year ended December 31, 1997, amounts recorded by the Company for services pursuant to the terms of the Original Services Agreement totaled $1.4 million. On July 20, 1998, the Company and Pacific Lumber entered into a services agreement (the " SERVICES AGREEMENT") under which the Company pays a Services Fee (as defined) in an initial amount of $107,000 per month and reimburses Pacific Lumber for the cost of constructing, rehabilitating and maintaining roads and performing reforestation services. For the year ended December 31, 1999, $9.9 million was recorded under the Services Agreement. For the year ended December 31, 1998, amounts recorded under the Original Services Agreement and the New Services Agreement were $5.2 million.

5.    PROVISION IN LIEU OF INCOME TAXES

      These financial statements treat the Company as a taxable entity for the periods presented up through July 20, 1998, at which time the Company, having not made an election to be treated as an association, began being disregarded as a separate taxable entity solely for income tax purposes. The Company is instead treated as a division of Pacific Lumber for tax periods after July 20, 1998. After July 20, 1998, all income taxes for the Company are shown on Pacific Lumber's financial statements, and all deferred income tax assets and deferred income tax liabilities for the Company at December 31, 1999 and December 31, 1998 are reflected in Pacific Lumber's financial statements.

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

      The provision in lieu of income taxes on income before income taxes and extraordinary item consists of the following (in millions):


                                                                 YEARS ENDED DECEMBER 31,
                                                               ---------------------------
                                                                   1998          1997
                                                               ------------- -------------
Current provision in lieu of income taxes:
   Federal.................................................... $        5.3  $       22.2
   State......................................................          1.5           6.2
                                                               ------------- -------------
                                                                        6.8          28.4
                                                               ------------- -------------
Deferred provision in lieu of income taxes:
   Federal....................................................          0.7           2.2
   State......................................................          0.1           0.6
                                                               ------------- -------------
                                                                        0.8           2.8
                                                               ------------- -------------
                                                               $        7.6  $       31.2
                                                               ============= =============


      A reconciliation between the provision in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows (in millions):


                                                                     YEARS ENDED DECEMBER 31,
                                                                    ---------------------------
                                                                        1998          1997
                                                                    ------------- -------------
Income before income taxes and extraordinary item.................. $       18.5  $       76.8
                                                                    ============= =============

Amount of federal income tax based upon the statutory rate......... $        6.5  $       26.8
State taxes, net of federal tax benefit............................          1.0           4.4
Other..............................................................          0.1             -
                                                                    ------------- -------------
                                                                    $        7.6  $       31.2
                                                                    ============= =============


6.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP (defined below) and Pacific
Lumber's 2000 timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. As further described in Note 2 "Headwaters Transactions," on March 1, 1999, Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM, consummated the Headwaters Agreement with the United States and California. In addition to the transfer of the Headwaters Timberlands described in Note 2, a sustained yield plan (the "SYP") and a multiple-species habitat conservation plan (the "HCP") were approved and incidental take permits related to the HCP (the "PERMITS") were issued.

       The SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within the 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which have been listed as endangered or threatened under the federal Endangered Species Act (the "ESA") and/or the California Endangered Species Act ("CESA") so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. The Company believes that the SYP and the HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

      Under the Federal Clean Water Act, the Environmental Protection Agency ("EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including certain water courses that flow within the Company's timberlands. The final TMDL requirements applicable to the Company's timberlands may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, two lawsuits were filed against the Company, certain of its subsidiaries and others:
Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC, et al. (the "WRIGLEY LAWSUIT") and Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company, et al. (the "ROLLINS LAWSUIT"). These actions allege, among other things, that the defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides (Rollins lawsuit) and the destruction of certain watersheds (Wrigley lawsuit). The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity. On March 31, 1999, an action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the "EPIC-SYP/PERMITS LAWSUIT") was filed alleging various violations of the CESA and the California Environmental Quality Act ("CEQA"), and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the "USWA LAWSUIT") was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant state and federal agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

7.    MEMBER CAPITAL (DEFICIT)

      A reconciliation of the activity in member capital (deficit) is as follows (in millions):


                                                                                    YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                  1999         1998        1997
                                                                              ------------  ----------  -----------
Balance at beginning of period..............................................  $    (552.9)  $    17.1   $     12.7
Net income (loss)...........................................................        (32.4)      (24.5)        45.6
Transfer of deferred tax assets to Pacific Lumber...........................            -       (22.9)           -
Contribution of assets by Pacific Lumber....................................          6.1           -          5.1
Assumption of net tax liabilities by Pacific Lumber.........................            -         6.7         28.4
Dividends from Offering.....................................................            -      (526.1)           -
Other dividends paid........................................................            -        (6.7)       (60.8)
Other contributions  (distributions)........................................        179.8         3.5        (13.9)
                                                                              ------------  ----------  -----------
Balance at end of period....................................................  $    (399.4)  $  (552.9)  $     17.1
                                                                              ============  ==========  ===========


8.    SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       1999      1998       1997
                                                                                     --------- ---------  ---------
                                                                                              (IN MILLIONS)

Supplemental information on non-cash investing and financing activities:
   Assumption of net tax liabilities by Pacific Lumber.............................  $      -  $    6.7   $   28.4
   Deferred financing costs payable................................................         -       1.0          -
   Distribution of assets to Pacific Lumber........................................         -       6.1          -
   Acquisition of assets subject to long-term debt and other liabilities...........         -       0.5        7.3
   Transfer of deferred tax assets to Pacific Lumber...............................         -      22.9          -
   Contribution of assets by Pacific Lumber........................................       6.1         -        5.2


Supplemental disclosure of cash flow information:
   Interest paid...................................................................  $   64.3  $   25.5   $   26.7


9.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summary quarterly financial information for the years ended December 31, 1999 and 1998 is as follows (in millions):


                                                                            THREE MONTHS ENDED
                                                        -----------------------------------------------------------
                                                           MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                        -------------- -------------- -------------- --------------
1999:
   Log sales to Pacific Lumber......................... $         6.3  $         8.4  $        19.1  $        17.6
   Operating income....................................           2.5            4.7           13.2           10.8
   Net loss............................................         (13.4)         (11.5)          (3.3)          (4.2)

1998:
   Log sales to Pacific Lumber......................... $         9.7  $        24.9  $        33.3  $        12.4
   Operating income....................................           6.6           19.6           25.6            8.1
   Income (loss) before extraordinary item.............           0.4            8.1           10.1           (7.7)
   Net income (loss)...................................           0.4            8.1          (25.3)          (7.7)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

      Not applicable.


                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

      1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

           Report of Independent Public Accountants
           Balance Sheet at December 31, 1999 and 1998
           Statement of Income for the Years Ended December 31, 1999,
                1998 and 1997
           Statement of Cash Flows for the Years Ended December 31, 1999,
                1998 and 1997
           Notes to Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES:

           Schedules are inapplicable or the required information is included in the financial statements or the notes thereto.

(B)   REPORTS ON FORM 8-K

      On November 19, 1999, the Company filed a current report on Form 8-K (under Item 5) dated November 19, 1999, concerning the release from escrow of funds from the sale of the Headwaters Timberlands and the establishment of the SAR Account.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 30), which index is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCOTIA PACIFIC COMPANY LLC.

Date:   March 10, 2000          By:      /S/ JOHN A. CAMPBELL
                                   ---------------------------------------------
                                            John A. Campbell,
                                          Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   March 10, 2000          By:      /S/ JOHN A. CAMPBELL
                                   ---------------------------------------------
                                            John A. Campbell
                               Chairman of the Board, President and Manager
                                      (Principal Executive Officer)

Date:   March 10, 2000          By:      /S/ JARED G. CARTER
                                   ---------------------------------------------
                                             Jared G. Carter
                                   Executive Vice President, General Counsel
                                                and Manager

Date:   March 10, 2000          By:      /S/ J. KENT FRIEDMAN
                                   ---------------------------------------------
                                           J. Kent Friedman
                                               Manager

Date:   March 10, 2000          By:      /S/ JOHN T. LA DUC
                                   ---------------------------------------------
                                            John T. La Duc
                                     Vice President and Manager

Date:   March 10, 2000          By:      /S/ EZRA G. LEVIN
                                   ---------------------------------------------
                                            Ezra G. Levin
                                               Manager

Date:   March 10, 2000          By:      /S/ STUART C. LEWIS
                                   ---------------------------------------------
                                            Stuart C. Lewis
                                         Independent Manager

Date:   March 10, 2000          By:      /S/ PAUL N. SCHWARTZ
                                   ---------------------------------------------
                                            Paul N. Schwartz
                                       Vice President and Manager

Date:   March 10, 2000          By:      /S/ JACK M. WEBB
                                   ---------------------------------------------
                                             Jack M. Webb
                                         Independent Manager

Date:   March 10, 2000          By:      /S/ GARY L. CLARK
                                   ---------------------------------------------
                                             Gary L. Clark
                                     Vice President - Finance and
                                           Administration
                                     (Principal Financial and
                                        Accounting Officer)


                                INDEX OF EXHIBITS

      EXHIBIT
      NUMBER                                                   DESCRIPTION
-----------------   -------------------------------------------------------------------------------------------------
      3.1                 Certificate of Formation of Scotia Pacific Company LLC (the "Company") (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 dated
                          September 21, 1998; Registration No. 333-63825; the "Company's Form S-4")

      3.2                 Agreement of Limited Liability Company of the Company, effective as of July 20, 1998
                          (incorporated herein by reference to Exhibit 3.2 to the Company's Form S-4)

      4.1                 Agreement and Plan of Merger, dated as of July 20, 1998, between the Company and Scotia
                          Pacific Holding Company (incorporated herein by reference to Exhibit 4.1 to the Company's Form
                          S-4)

      4.2                 Indenture, dated as of July 20, 1998, between the Company and State Street Bank and Trust
                          Company ("State Street") regarding the Company's Class A-1, Class A-2 and Class A-3 Timber
                          Collateralized Notes (the "Indenture") (incorporated herein by reference to Exhibit 4.2 to the
                          Quarterly Report on Form 10-Q/A of MAXXAM Inc. ("MAXXAM") for the quarter ended June
                          30, 1998; File No. 1-3924; the "MAXXAM June 1998 Form 10-Q")

      4.3                 First Supplemental Indenture, dated as of July 16, 1999, to the Indenture (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1999; the "Company June 1999 Form 10-Q")

      4.4                 Second Supplemental Indenture, dated as of November 18, 1999, to the Indenture (incorporated herein by reference to Exhibit 99.3 to the Company's Report on Form 8-K dated November 19,
                          1999)

      4.5                 Credit Agreement, dated as of July 20, 1998, among the Company, the financial institutions party thereto and Bank of America National Trust and Savings Association, as agent (the "Bank of
                          America Credit Agreement") (incorporated herein by reference to Exhibit 4.3 to the MAXXAM
                          June 1998 Form 10-Q)

      4.6                 First Amendment, dated as of July 16, 1999, to the Bank of America Credit Agreement (incorporated herein by reference to the Company June 1999 Form 10-Q)

      4.7                 Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of
                          Proceeds, dated as of July 20, 1998, among the Company, Fidelity National Title Insurance
                          Company, as trustee, and State Street, as collateral agent (incorporated herein by reference to
                          Exhibit 4.2  to the MAXXAM June 1998 Form 10-Q)

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

      10.6                Implementation Agreement with Regard to Habitat Conservation Plan for the Properties of Pacific
                          Lumber, the Company and Salmon Creek dated as of February 1999 by and among the United States
                          Department of the Interior Fish and Wildlife Service ("USFWS"), the National Marine Fisheries Service,
                          the California Department of Fish and Game ("CDF&G"), the California Department of Forestry and Fire
                          Protection (the "CDF") and Pacific Lumber, Salmon Creek and the Company (incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K dated March 19, 1999; the "Company March
                          19, 1999 Form 8-K")

      10.7                Agreement Relating to Enforcement of AB 1986 dated as of February 25, 1999 by and among The
                          California Resources Agency, CDF&G, the CDF, The California Wildlife Conservation Board,
                          Pacific Lumber, Salmon Creek and the Company (incorporated herein by reference to Exhibit 99.4 to the Company March 19, 1999 Form 8-K)

      10.8                Habitat Conservation Plan dated as of February 1999 for the Properties of Pacific Lumber, Scotia
                          Pacific Holding Company and Salmon Creek (incorporated herein by reference to Exhibit 99.5 to the Company March 19, 1999 Form 8-K)

      10.9                Agreement for Transfer of Owl Creek and Escrow Instructions and Option Agreement dated as of February 26, 1999 by and between the Company and the State of California (incorporated herein by reference to Exhibit 99.7 to the Company March 19, 1999 Form 8-K)

      10.10               Letter dated as of February 25, 1999 from the CDF to Pacific Lumber (incorporated herein by reference to Exhibit 99.8 to the Company March 19, 1999 Form 8-K)

      10.11               Letter dated as of March 1, 1999 from the CDF to Pacific Lumber (incorporated herein by reference to
                          Exhibit 99.9 to the Company March 19, 1999 Form 8-K)

      10.12               Letter dated as of March 1, 1999 from the USFWS and the U.S. Department of Commerce
                          National Oceanic and Atmospheric Administration to Pacific Lumber, Salmon Creek and the
                          Company (incorporated herein by reference to Exhibit 99.10 to the Company March 19, 1999
                          Form 8-K)

      10.13               Escrow Agreement dated as of March 1, 1999 among Pacific Lumber, Salmon Creek and
                          Citibank, N.A. ("Escrow Agreement") (incorporated herein by reference to Exhibit 10.15 to the
                          Company's Annual Report on Form 10-K dated December 31, 1998; the "Company 1998 Form
                          10-K")

      10.14               Amendment to Escrow Agreement dated as of March 26, 1999 (incorporated herein by reference to Exhibit 10.16 to the Company 1998 Form 10-K)

      10.15               Second Amendment to Escrow Agreement dated October 6, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated September 30,
                          1999)

      *27                 Financial Data Schedule

---------------------------

* Included with this filing.
