Form 10-Q
period 2000-03-31
SCOTIA PACIFIC CO LLC
filed 2000-05-03
CIK 1066797

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        Commission File Number 333-63825


                           SCOTIA PACIFIC COMPANY LLC
             (Exact name of Registrant as specified in its charter)



                DELAWARE                               68-0414690
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)            Identification Number)


              P. O. BOX 712
       125 MAIN STREET, 2ND FLOOR                         95565
           SCOTIA, CALIFORNIA                          (Zip Code)
(Address of Principal Executive Offices)



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


-------------------------------------------------------------------------------


                                TABLE OF CONTENTS



PART I.  -  FINANCIAL INFORMATION

         Item 1.           Financial Statements:
                           Balance Sheet at March 31, 2000 and December
                               31, 1999
                           Statement of Income for the three months ended March
                               31, 2000 and 1999
                           Statement of Cash Flows for the three months ended
                               March 31, 2000 and 1999
                           Condensed Notes to Financial Statements

         Item 2.           Management's Discussion and Analysis of Financial
                               Condition and Results of Operations

PART II.  -  OTHER INFORMATION

         Item 1.           Legal Proceedings
         Item 6.           Exhibits and Reports on Form 8-K
         Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS


                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2000          1999
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
                                        ASSETS
Current assets:
   Cash and cash equivalents........................................................... $        1.8  $        1.3
   Marketable securities, restricted...................................................         16.0          15.9
   Receivables from Pacific Lumber.....................................................          9.6           4.5
   Prepaid timber harvesting costs.....................................................          5.5           4.4
   Other prepaid expenses and other current assets.....................................          0.3           0.4
                                                                                        ------------- -------------
      Total current assets.............................................................         33.2          26.5
Timber and timberlands, net of accumulated depletion of $250.9 and
   $249.0, respectively................................................................        266.7         267.8
Property and equipment, net of accumulated depreciation of $9.9 and
   $9.5, respectively..................................................................         16.7          16.5
Deferred financing costs, net..........................................................         19.8          20.7
Restricted cash and marketable securities..............................................        126.4         156.9
Other assets...........................................................................          2.4           2.7
                                                                                        ------------- -------------
                                                                                        $      465.2  $      491.1
                                                                                        ============= =============

                            LIABILITIES AND MEMBER DEFICIT

Current liabilities:
   Due to Pacific Lumber............................................................... $        0.8  $        0.9
   Accrued interest....................................................................         11.9          28.1
   Other accrued liabilities...........................................................          1.5           2.0
   Short-term borrowings and current maturities of long-term debt......................         39.3          16.0
                                                                                        ------------- -------------
      Total current liabilities........................................................         53.5          47.0
Long-term debt, less current maturities and excluding $21.5 of Timber Notes held in
SAR Account as of March 31, 2000.......................................................        808.9         843.5
                                                                                        ------------- -------------
      Total liabilities................................................................        862.4         890.5
                                                                                        ------------- -------------

Contingencies

Member deficit.........................................................................       (397.2)       (399.4)
                                                                                        ------------- -------------
                                                                                        $      465.2  $      491.1
                                                                                        ============= =============


The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                           STATEMENT OF INCOME (LOSS)
                            (IN MILLIONS OF DOLLARS)


                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
Log sales to Pacific Lumber...............................................................  $    20.3   $      6.3
                                                                                            ----------  -----------

Operating expenses:
   General and administrative expenses....................................................        3.4          2.4
   Depletion, depreciation and amortization...............................................        2.5          1.4
                                                                                            ----------  -----------
                                                                                                  5.9          3.8
                                                                                            ----------  -----------

Operating income..........................................................................       14.4          2.5

Other income (expense):
   Interest and other income..............................................................        1.5          0.4
   Interest expense.......................................................................      (16.1)       (16.3)
                                                                                            ----------  -----------
Loss before extraordinary item............................................................       (0.2)       (13.4)
Extraordinary item:
   Gain on repurchase of debt.............................................................        2.4            -
                                                                                            ----------  -----------
Net income (loss).........................................................................  $     2.2   $    (13.4)
                                                                                            ==========  ===========

The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)


                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ----------------------
                                                                                                2000       1999
                                                                                             ---------- -----------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................................  $     2.2  $    (13.4)
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Gain on sale of assets...............................................................          -        (0.2)
      Gain on repurchase of debt...........................................................       (2.4)          -
      Depletion, depreciation and amortization.............................................        2.5         1.4
      Amortization of deferred financing costs.............................................        0.4         0.4
      Net purchases of marketable securities, restricted...................................       (0.1)          -
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber....................................................       (5.1)        2.3
        Prepaid timber harvest costs.......................................................       (1.1)         -
        Due to Pacific Lumber..............................................................        0.1         0.1
        Accrued interest...................................................................      (16.2)      (16.0)
        Other accrued liabilities..........................................................       (0.4)          -
                                                                                             ---------- -----------
      Net cash used for operating activities...............................................      (20.1)      (25.4)
                                                                                             ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................................................       (1.4)      (11.6)
   Restricted cash withdrawals used to acquire timberlands.................................        0.3        10.3
   Net proceeds from sale of assets........................................................          -         0.3
                                                                                             ---------- -----------
      Net cash used for investing activities...............................................       (1.1)       (1.0)
                                                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt........................      (13.0)       (5.4)
   Net borrowings under line of credit agreement...........................................       23.2           -
   Incurrence of deferred financing costs..................................................          -        (0.2)
   Member contributions....................................................................          -         5.3
   Net changes in debt related restricted cash and marketable securities...................       11.5           -
                                                                                             ---------- -----------
      Net cash provided by (used for) financing activities.................................       21.7        (0.3)
                                                                                             ---------- -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................        0.5       (26.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................................        1.3        31.9
                                                                                             ---------- -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................  $     1.8  $      5.2
                                                                                             ========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid...........................................................................  $    31.9  $     31.9
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchase of debt using restricted cash and marketable securities......................  $    18.6  $        -

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999 and the cash flows for the three months ended March 31, 2000 and 1999. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI which is a wholly owned subsidiary of MAXXAM.

      There were no reconciling differences between the Company's net income and comprehensive income for either of the three month periods ended March 31, 2000 and 1999.

2.    HEADWATERS TRANSACTIONS

      On March 1, 1999, the United States and California acquired the Headwaters Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Salmon Creek and Pacific Lumber. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands, which Pacific Lumber contributed to the Company in June 1999. See Note 4 below for a discussion of additional agreements entered into on March 1, 1999.

      The Company also entered into an agreement with California for the future sale of a timber property known as the Owl Creek grove. Under this agreement, the Company would sell the Owl Creek grove to California by June 30, 2001, for the lesser of the appraised fair market value or $79.7 million. The sale of the Owl Creek grove will not be reflected in the Company's financial statements until it has been concluded.

3.    RESTRICTED CASH AND MARKETABLE SECURITIES

Cash and marketable securities include the following amounts which are restricted (in millions):


                                                                                          MARCH 31,    DECEMBER 31,
                                                                                            2000           1999
                                                                                        -------------  ------------
                                                                                         (UNAUDITED)
Current assets:

   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................  $       16.0   $      15.9

Long-term restricted cash and marketable securities:
   Amounts held in SAR Account........................................................         141.6         153.2
   Amounts held in Prefunding Account.................................................           3.0           3.3
   Other amounts restricted under the Indenture.......................................           0.4           0.4

   Less: Amounts attributable to Timber Notes held in SAR Account.....................         (18.6)            -
                                                                                        -------------  ------------
                                                                                               126.4         156.9
                                                                                        -------------  ------------
Total restricted cash and marketable securities.......................................  $      142.4   $     172.8
                                                                                        =============  ============

4.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP and Pacific Lumber's 2000 timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. As further described in Note 2 "Headwaters Transactions," on March 1, 1999, Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM, consummated the Headwaters Agreement with the United States and California. In addition to the transfer of the Headwaters Timberlands described in Note 2, the SYP and the HCP were approved and the Permits were issued.

       The SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within the 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which have been listed as endangered or threatened under the ESA and/or CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. The Company believes that the SYP and the HCP should in the long- term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

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

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, two lawsuits were filed against the Company, certain of its affiliates and others: the Wrigley lawsuit and the Rollins lawsuit. These actions allege, among other things, that the defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides (Rollins lawsuit) and the destruction of certain watersheds (Wrigley lawsuit). The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity. On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging various violations of the CESA and the CEQA, and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

5.    MEMBER DEFICIT

      A reconciliation of the activity in member deficit is as follows (in millions):


                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                                  2000
                                                             --------------
Balance at beginning of period.............................  $      (399.4)
Net income.................................................            2.2
                                                             --------------
Balance at end of period...................................  $      (397.2)
                                                             ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the response to Part I,
Item 1 of this Report, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

      This Quarterly Report on Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward- looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form 10-Q and the Form 10-K identify other factors that could cause such differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

      General
      The Mbfe concept was used in structuring the Timber Notes in order to take account of the relative values of the species and categories of timber included in the Company Timber. Under the Mbfe concept, one thousand board feet, net Scribner scale, of old growth redwood timber equates to one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company Timber was assigned a value in Mbfe equal to a fraction of a Mbfe. This fraction was generally determined by dividing the SBE Price applicable to such species and category for the first half of 1998 by the SBE Price applicable to old growth redwood for the first half of 1998. Historical harvest volumes reflected in this report are stated on an Mbfe basis.

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

      Log sales to Pacific Lumber
      Net sales from logs were $20.3 million and $6.3 million for the three months ended March 31, 2000 and 1999, respectively. The increase was due to a substantial increase in SBE Prices for redwood logs as well as a near doubling of log delivery volumes. The volume of log deliveries for such periods was 21,000 Mbfe and 11,000 Mbfe, respectively. The increase in volume was predominantly from an increase in available-to-log THPs; however, the supply of approved THPs remains well below that available in prior years. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

   Operating income and net income (loss)
   Operating income was $14.4 million and $2.5 million for the three months ended March 31, 2000 and 1999, respectively. The net income (loss) was $2.2 million and $(13.4) million for the three months ended March 31, 2000 and 1999, respectively. The increase in operating income is largely attributable to the increase in net sales discussed above. This was slightly offset by an increase in personnel costs, road maintenance and yield taxes based on harvest.
 The increase in net income is principally due to the increase in operating income discussed previously, as well as an extraordinary gain of $2.4 million on reacquisition of Timber Notes.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      In January and February 2000, $18.6 million in funds from the SAR Account were used to reacquire Timber Notes, representing $21.5 million in principal, as permitted under the Indenture. In April 2000, an additional $1.4 million in funds from the SAR Account were used to reacquire Timber Notes. As of March 31, 2000, the fair value of funds held in the SAR Account, including the reacquired Timber Notes, was $158.2 million.

      On the January 20, 2000 note payment date for the Timber Notes, the Company had $2.2 million in cash available to pay the $31.5 million of interest due. The Company borrowed the remaining $29.3 million in funds under the Line of Credit. In addition, the Company repaid $12.9 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account. As of March 31, 2000, $23.2 million was outstanding under the Line of Credit.

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

      Pacific Lumber anticipates that available cash, cash equivalents and marketable securities of $30.5 million as of March 31, 2000 and cash flows from operations together with funds available under Pacific Lumber's revolving credit agreement will enable it to meet its working capital and capital expenditure requirements for the remainder of 2000. With respect to long-term liquidity, although Pacific Lumber expects that its existing cash and cash equivalents should provide sufficient funds to meet its working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from the Company, there can be no assurance that this will be the case.

      With respect to long-term liquidity, the Company believes that its existing cash, including cash available for principal payments from the SAR Account, and funds available under the Line of Credit, together with its ability to generate sufficient levels of cash flows from operations over the long term, should provide sufficient funds to meet its long-term working capital, capital expenditures and required debt service obligations. If the Company generates excess funds after the payment of operating expenses, capital expenditures, interest, premiums, required principal payments and replenishment of the SAR Account, it may at its option either pay dividends, retain these funds for internal purposes or make voluntary principal payments. Cash flows from operations may continue to be adversely affected if the Company does not experience improvements in the THP submission and approval process, or if inclement weather conditions or seasonal operating restrictions under the HCP hamper harvesting operations. Cash flows from operations would also be adversely affected if additional judicial or regulatory restrictions are imposed on the Company's harvesting activities, or if the Environmental Plans are not implemented in accordance with the Company's expectations.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      Regulatory and environmental matters play a significant role in the Company's operations. See Note 4 to the Financial Statements and Item 1. "Business - Regulatory and Environmental Matters" of the Form 10-K for a discussion of these matters. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations and at times have delayed or reduced harvest. The Company has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by the Company to the CDF during the second half of 1998 and during the first two months of 1999. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends" of the Form 10-K for a discussion of other factors which affected THP submissions and approvals during the above time period.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans; however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for the Company with respect to the filing and approval of its THPs. The transition period has continued into 2000. The Company believes that the rate of submissions of THPs during 2000 will increase significantly. However, the Company believes that the review and approval process for THPs through at least the second quarter of 2000 will continue to be slower than it has historically experienced as the Company, the CDF and other agencies continue to develop procedures for implementing the Environmental Plans. Nevertheless, the Company anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

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

   TIMBER HARVESTING LITIGATION
      With respect to the Rollins lawsuit described in the Form 10-K, on April 26, 2000, the court dismissed four of the plaintiffs' ten causes of action, including their allegations that the defendants had violated the California business and professions code.

      On March 10, 2000, the EPIC/THP 97-520 lawsuit was filed in the Superior Court of Humboldt County. Plaintiffs allege that the CDF violated the Forest Practices Act and the California Public Resources Code by approving an amendment to THP 97-520 (which covers approximately 700 acres of timberlands adjoining the Headwaters Timberlands) as a "minor" amendment. The plaintiffs seek an order requiring the CDF to withdraw its approval of the minor amendment to THP 97-520, and enjoining Pacific Lumber from harvesting under THP 97-520. It is impossible for Pacific Lumber to assess the potential impact of this matter in the short term, but it believes that an adverse outcome will not in the long term have a material adverse effect on its consolidated financial position, results of operations or liquidity.


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



                                      SCOTIA PACIFIC COMPANY LLC



Date: May 1, 2000            By:        /S/ GARY L. CLARK
                                --------------------------------
                                           Gary L. Clark
                              Vice President - Finance and Administration
                              (Principal Financial and Accounting Officer)



                                                                      APPENDIX A


                            GLOSSARY OF DEFINED TERMS


CDF:  California Department of Forestry and Fire Protection

CEQA:  California Environmental Quality Act

CESA:  California Endangered Species Act

Company: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Company Timber: The timber located on the Company's timberlands which is not subject to harvesting rights by Pacific Lumber

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC - SYP/Permits lawsuit: An action entitled Environmental Protection Information Association, Sierra Club v.California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Salmon Creek Corporation, et al. (No. 99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County

EPIC/THP 97-520 lawsuit: A lawsuit entitled Environmental Protection Information Center, Sierra Club v. California Department of Forestry and Fire Protection, Does I-X, Scotia Pacific Holding Company, Pacific Lumber Company and Does XI-XX (THP 520) (No. CV-000170) which was filed in the Superior Court of Humboldt County on March 10, 2000

ESA:  The federal Endangered Species Act

Forest Practice Act:  The California Forest Practice Act

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999

Harvest Value Schedule: A schedule setting forth the SBE Prices published bi-annually by the California Board of Equalization applicable to the timber sold during the period covered by the schedule for purposes of computing timber yield taxes

HCP: The habitat conservation plan covering multiple species approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 28, 1996 agreement between Pacific Lumber, Scotia LLC, Salmon Creek, the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and California on March 1, 1999

Indenture:  The indenture governing the Timber Notes

Line of Credit: The agreement between a group of lenders and the Company pursuant to which the Company may borrow in order to pay interest on the Timber Notes

Master Purchase Agreement: The agreement entered into between Pacific Lumber and the Company that governs all purchases of logs by Pacific Lumber from the Company

MAXXAM:  MAXXAM Inc.

Mbfe: A concept developed for use in structuring the Timber Notes; under this concept one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Pacific Lumber:  The Pacific Lumber Company, a wholly owned subsidiary of MGI

Permits: The incidental take permits issued by the United States and California pursuant to the HCP

Prefunding Account: Restricted cash held in an account by the trustee under the Indenture to enable the Company to acquire timberlands

Rollins lawsuit: An action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company (No. 9700400) filed on December 2, 1997 in the Superior Court of Humboldt County

Salmon Creek:  Salmon Creek LLC, a wholly owned subsidiary of Pacific Lumber

SAR Account: Funds held in a reserve account to support principal payments on the Timber Notes

SBE Price: The applicable stumpage price for a particular species and category of log, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization at six month intervals for the purpose of computing yield taxes imposed on the harvesting of timber

Scheduled Amortization: The amount of principal which the Company must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums

Services Agreement: An agreement whereby Pacific Lumber is to provide operational, management and related services with respect to the Company's timberlands and for which Pacific Lumber is paid a fee

SYP: The sustained yield plan approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

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