Form 10-Q
period 2000-06-30
SCOTIA PACIFIC CO LLC
filed 2000-08-14
CIK 1066797

--------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                           ---------------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

        Item 1.         Financial Statements:
                        Balance Sheet at June 30, 2000 and December 31, 1999 Statement of Income (Loss) for the three and six months ended June 30, 2000 and 1999
                        Statement of Cash Flows for the six months ended
                             June 30, 2000 and 1999
                        Condensed Notes to Financial Statements

        Item 2.         Management's Discussion and Analysis of Financial
                             Condition and Results of Operations

PART II.  -  OTHER INFORMATION

        Item 1.         Legal Proceedings
        Item 6.         Exhibits and Reports on Form 8-K
        Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS


                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)


                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
                                                                                      (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents.......................................................  $         1.3   $         1.3
   Marketable securities, restricted...............................................           16.0            15.9
   Receivables from Pacific Lumber.................................................           11.6             4.5
   Prepaid timber harvesting costs.................................................            6.8             4.4
   Other prepaid expenses and current assets.......................................            0.5             0.4
                                                                                     --------------  --------------
      Total current assets.........................................................           36.2            26.5
Timber and timberlands, net of accumulated depletion of $253.2 and $249.0,
      respectively.................................................................          265.5           267.8
Property and equipment, net of accumulated depreciation of $10.4 and $9.5,
      respectively.................................................................           17.3            16.5
Deferred financing costs, net......................................................           19.4            20.7
Restricted cash and marketable securities..........................................          127.0           156.9
Other assets.......................................................................            2.2             2.7
                                                                                     --------------  --------------
                                                                                     $       467.6   $       491.1
                                                                                     ==============  ==============

LIABILITIES AND MEMBER DEFICIT

Current liabilities:
   Due to Pacific Lumber...........................................................  $         1.2   $         0.9
   Accrued interest................................................................           27.1            28.1
   Other accrued liabilities.......................................................            1.6             2.0
   Short-term borrowings and current maturities of long-term debt..................           21.7            16.0
                                                                                     --------------  --------------
      Total current liabilities....................................................           51.6            47.0
Long-term debt, less current maturities and excluding $23.0 of Timber Notes
   held in SAR Account as of June 30, 2000.........................................          807.3           843.5
                                                                                     --------------  --------------
      Total liabilities............................................................          858.9           890.5
                                                                                     --------------  --------------

Contingencies

Member deficit.....................................................................         (391.3)         (399.4)
                                                                                     --------------  --------------
                                                                                     $       467.6   $       491.1
                                                                                     ==============  ==============

The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                           STATEMENT OF INCOME (LOSS)
                            (IN MILLIONS OF DOLLARS)


                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2000         1999        2000        1999
                                                                   -----------  ----------  ----------  -----------
                                                                                     (UNAUDITED)
Log sales to Pacific Lumber......................................  $     26.8   $     8.4   $    47.1   $     14.7
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   General and administrative....................................         4.3         2.3         7.7          4.7
   Depletion, depreciation and amortization......................         3.0         1.4         5.5          2.8
                                                                   -----------  ----------  ----------  -----------
                                                                          7.3         3.7        13.2          7.5
                                                                   -----------  ----------  ----------  -----------

Operating income.................................................        19.5         4.7        33.9          7.2

Other income (expense):
   Interest and other income.....................................         2.3         0.1         3.8          0.5
   Interest expense..............................................       (15.9)       (16.3)      (32.0)      (32.6)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before extraordinary item..........................         5.9       (11.5)        5.7        (24.9)
Extraordinary item:
   Gain on repurchase of debt....................................           -           -         2.4            -
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $      5.9   $   (11.5)  $     8.1   $    (24.9)
                                                                   ===========  ==========  ==========  ===========

The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)


                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 2000       1999
                                                                                               ---------  ---------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................................... $    8.1   $  (24.9)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Gain on sale of assets..................................................................        -       (0.2)
      Gain on repurchase of debt..............................................................     (2.4)         -
      Depletion, depreciation and amortization................................................      5.5        2.8
      Amortization of deferred financing costs................................................      0.7        0.8
      Net purchases of marketable securities, restricted......................................     (0.1)         -
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber.......................................................     (7.1)      (1.0)
        Prepaid timber harvest costs..........................................................     (2.5)      (0.6)
        Due to Pacific Lumber.................................................................      0.2          -
        Accrued interest......................................................................     (1.1)      (0.2)
        Other accrued liabilities.............................................................     (0.3)         -
                                                                                               ---------  ---------
      Net cash provided by (used for) operating activities....................................      1.0      (23.3)
                                                                                               ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................................................     (3.2)     (15.9)
   Restricted cash withdrawals used to acquire timberlands....................................      0.3       12.9
   Net proceeds from sale of assets...........................................................        -        0.3
                                                                                               ---------  ---------
      Net cash used for investing activities..................................................     (2.9)      (2.7)
                                                                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt...........................    (13.0)      (5.4)
   Net borrowings under line of credit agreement..............................................      5.5          -
   Incurrence of deferred financing costs.....................................................        -       (0.2)
   Net changes in debt related restricted cash and marketable securities......................      9.4          -
   Member contributions.......................................................................        -        5.3
                                                                                               ---------  ---------
      Net cash provided by (used for) financing activities....................................      1.9       (0.3)
                                                                                               ---------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................................        -      (26.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................................      1.3       31.9
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................... $    1.3   $    5.6
                                                                                               =========  =========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Contribution of timber and timberlands by Pacific Lumber................................... $      -   $    6.1
   Repurchase of debt using restricted cash and marketable securities.........................     20.1          -

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Interest paid.............................................................................. $   32.3   $   32.0


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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and the cash flows for the six months ended June 30, 2000 and 1999 The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI, which is a wholly owned subsidiary of MAXXAM.

      There were no reconciling differences between the Company's net income and comprehensive income for either of the three and six month periods ended June 30, 2000 and 1999.

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

3.    RESTRICTED CASH AND MARKETABLE SECURITIES

Cash and marketable securities include the following amounts which are restricted (in millions):

                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2000           1999
                                                                              -------------  ------------
                                                                               (UNAUDITED)
Current assets:
   Marketable securities, restricted:
      Amounts held in SAR Account...........................................  $       16.0   $      15.9

Long-term restricted cash and marketable securities:
   Amounts held in SAR Account..............................................         143.8         153.2
   Amounts held in Prefunding Account.......................................           3.0           3.3
   Other amounts restricted under the Indenture.............................           0.3           0.4

   Less:  Amounts attributable to Timber Notes held in SAR Account..........         (20.1)            -
                                                                              -------------  ------------
                                                                                     127.0         156.9
                                                                              -------------  ------------
Total restricted cash and marketable securities.............................  $      143.0   $     172.8
                                                                              =============  ============


4.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP and Pacific Lumber's 2000 timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. As further described in Note 2 "Headwaters Transactions," on March 1, 1999, Pacific Lumber and MAXXAM consummated the Headwaters Agreement with the United States and California. In addition to the transfer of the Headwaters Timberlands described in Note 2, the SYP and the HCP were approved and the Permits were issued.

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

      Under the Federal Clean Water Act, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In the December 16, 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. Nevertheless, establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, the Wrigley lawsuit and the Rollins lawsuit were filed against the Company, certain of its affiliates and others. These actions allege, among other things, that the defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides (Rollins lawsuit) and the destruction of certain watersheds (Wrigley lawsuit). The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity. On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging various violations of the CESA and the CEQA, and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

5.    MEMBER DEFICIT

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                  SIX MONTHS
                                                                    ENDED
                                                                 JUNE 30, 2000
                                                                --------------
Balance at beginning of period................................  $      (399.4)
Net income....................................................            8.1
                                                                --------------
Balance at end of period......................................  $      (391.3)
                                                                ==============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the response to Part I,
Item 1 of this Report and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

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

      The Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at the SBE Price. Harvest Value Schedules setting forth the SBE Prices are published by the California State Board of Equalization twice a year for the purpose of computing a yield tax imposed on timber harvested between January 1 and June 30 and July 1 and December 31. Harvest Value Schedules are based on twenty-four months of actual log and timber sales that occur within nine specified timber value areas. These sales are arms length transactions adjusted for time by indexing (using log and, in the case of redwood, log and lumber price trends) to a specific date, which is approximately sixty days prior to the effective date of the Harvest Value Schedules. However, SBE prices may not necessarily be representative of actual prices that would be realized from unrelated parties at subsequent dates.

      Seasonality
      Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal. The impact of seasonality on the Company's results is expected to become more pronounced than it has been historically because of the harvesting, road use, wet weather and other restrictions imposed by the HCP. As a result, a substantial majority of the future harvesting on the Company's timberlands can be expected to be concentrated during the period from June through October of each year. Some of these restrictions may be modified under the adaptive management provision contained in the HCP and as a result of the watershed analysis process to be performed over the five-year period beginning March 1, 1999. See Note 4 to the Financial Statements.

      Log sales to Pacific Lumber
      Net sales from logs were $26.8 million and $8.4 million for the three months ended June 30, 2000 and 1999, respectively. The increase was due to a substantial increase in SBE Prices as well as an increase in log delivery volumes. The volume of log deliveries for such periods represented approximately 26,800 Mbfe and 12,400 Mbfe, respectively. Net sales from logs were $47.1 million and $14.7 million for the six months ended June 30, 2000 and 1999, respectively. This represents a log volume of 47,800 Mbfe and 23,400 Mbfe, respectively. As with the increase between the quarters, the increase in net sales between periods was due to a substantial increase in SBE prices as well as an increase in log delivery volumes. The favorable variance in log volumes is the result of the increase in the available-to-log THPs; however, the supply of approved THPs remains well below that available prior to 1998. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

      Operating income and net income (loss)
      Operating income was $19.5 million and $4.7 million for the three months ended June 30, 2000 and 1999, respectively. Operating income was $33.9 million and $7.2 million for the six months ended June 30, 2000 and 1999, respectively. The increase in operating income is principally due to the increase in log sales discussed above. This was slightly offset by an increase in general and administrative expenses due to the addition of personnel, higher road maintenance costs and additional yield taxes which are based on harvest volume. Depletion and depreciation increased as a result of increased harvest levels.

      The increase in net income is principally due to the increase in operating income discussed previously as well as an increase in interest income resulting from investment of the funds held in the SAR Account and, for the six months ended June 30, 2000, from an extraordinary gain of $2.4 million on reacquisition of Timber Notes (which are being held in the SAR Account).

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      During the six months ended June 30, 2000, $20.1 million in funds from the SAR Account were used to reacquire Timber Notes, representing $23.0 million in principal, as permitted under the Indenture. As of June 30, 2000, the fair value of funds held in the SAR Account, including the reacquired Timber Notes, was $160.3 million.

      As of June 30, 2000, $5.6 million was outstanding under the Line of Credit which was subsequently paid on July 20, 2000. On May 26, 2000, the Line of Credit was extended for an additional year to July 15, 2001.

      On the July 20, 2000 note payment date for the Timber Notes, the Company had $3.1 million in cash available to pay the $31.1 million of interest due. The Company borrowed the remaining $28.0 million in funds under the Line of Credit. In addition, the Company repaid $2.9 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      With respect to short-term liquidity, the Company believes that it may not generate sufficient cash from operations to pay all of the interest on the Timber Notes on the January 22, 2001 payment date. However, the Company expects that any such shortfall will be borrowed under the Line of Credit and that funds to pay the Scheduled Amortization amount will be provided from the SAR Account.

      Pacific Lumber's financial condition will affect its ability to purchase logs from the Company and to meet its obligations under the Services Agreement. Pacific Lumber expects that near-term cash flows from operations will be adversely affected by an inadequate supply of logs and a related slowdown in lumber production.

      Pacific Lumber anticipates that available cash, cash equivalents and marketable securities of $17.4 million as of June 30, 2000 and cash flows from operations, together with funds available under Pacific Lumber's revolving credit agreement and capital contributions from MGI, will enable it to meet its working capital and capital expenditure requirements for the remainder of 2000. With respect to long-term liquidity, although Pacific Lumber expects that its existing cash and cash equivalents should provide sufficient funds to meet its working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from the Company, there can be no assurance that this will be the case.

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

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans; however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for the Company with respect to the filing and approval of its THPs. The transition period has continued into 2000. The rate of submissions and approvals of THPs during the six months ended June 30, 2000 is higher than that for 1999. However, monthly submissions and approvals continue to be slower than the Company's expectations and slower than the Company has historically experienced prior to 1998. This is because government agencies have failed to approve THPs in a timely manner. Nevertheless, the Company anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

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

      TIMBER HARVESTING LITIGATION

      On March 10, 2000, the EPIC/THP 97-520 lawsuit was filed in the Superior Court of Humboldt County. Plaintiffs allege that the CDF violated the Forest Practices Act and the California Public Resources Code by approving an amendment to THP 97-520 (which covers approximately 700 acres of timberlands adjoining the Headwaters Timberlands) as a "minor" amendment. The plaintiffs seek an order requiring the CDF to withdraw its approval of the minor amendment to THP 97-520, and enjoining Pacific Lumber from harvesting under THP 97-520. In July 2000, the Court issued a preliminary injunction enjoining Pacific Lumber from harvesting under THP 97-520. It is impossible for the Company to assess the potential impact of this matter in the short term, but it believes that an adverse outcome in this matter will not in the long term have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      With respect to the Rollins lawsuit described in the Form 10-K, on April 26, 2000, the Court dismissed four of the plaintiffs' ten causes of action, including their allegations that the defendants had violated the California business and professions code; on June 6, 2000, the Court dismissed another of the plaintiffs' causes of action; and on June 20, 2000, the Court granted summary judgment in favor of the defendants with respect to the plaintiffs' claim for punitive damages.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           *27     Financial Data Schedule for the six months ended June 30,
                   2000

   * Included with this filing.

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



                                        SCOTIA PACIFIC COMPANY LLC


Date: August 10, 2000               By:    /S/ GARY L. CLARK
                                       -----------------------------------------
                                            Gary L. Clark
                                        Vice President - Finance
                                          and Administration
                                      (Principal Financial and
                                         Accounting Officer)


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

CESA:  California Endangered Species Act

Company: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Company Timber: The timber located on the Company's timberlands which is not subject to harvesting rights by Pacific Lumber

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC - SYP/Permits lawsuit: An action entitled Environmental Protection Information Association, Sierra Club v.California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Salmon Creek Corporation, et al. (No. 99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County

EPIC/THP 97-520 lawsuit: A lawsuit entitled Environmental Protection Information Center, Sierra Club v. California Department of Forestry and Fire Protection, Does I-X, Scotia Pacific Holding Company, Pacific Lumber Company and Does XI-XX (THP 520) (No. CV-000170) filed on March 10, 2000 in the Superior Court of Humboldt County

ESA:  The federal Endangered Species Act

Forest Practice Act:  The California Forest Practice Act

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999

Harvest Value Schedule: A schedule setting forth the SBE Prices published twice a year by the California Board of Equalization applicable to the timber harvested during the period covered by the schedule for purposes of computing timber yield taxes

HCP: The habitat conservation plan covering multiple species approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

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

Mbfe: A concept used in structuring the Timber Notes; under this concept one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

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

USWA lawsuit: An action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) filed on March 31, 1999 in the Superior Court of Sacramento County

Wrigley lawsuit: An action entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC and Federated Development Company (No. 9700399) filed on December 2, 1997 in the Superior Court of Humboldt County