Form 10-Q
period 2000-09-30
SCOTIA PACIFIC CO LLC
filed 2000-11-09
CIK 1066797

-------------------------------------------------------------------------------------------------------------------

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
                                        THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended September 30, 2000

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
Yes |X|   No |_|

           The Registrant is a limited liability company wholly owned by an affiliate of the Registrant.

      Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is
therefore filing this Form with the reduced disclosure format.

-------------------------------------------------------------------------------------------------------------------

                                                 TABLE OF CONTENTS

PART I.  -  FINANCIAL INFORMATION

        Item 1.         Financial Statements:
                        Balance Sheet at September 30, 2000 and December 31, 1999
                        Statement of Income (Loss) for the three and nine months ended September 30, 2000 and 1999
                        Statement of Cash Flows for the nine months ended September 30, 2000 and 1999
                        Condensed Notes to Financial Statements

        Item 2.         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

PART II.  -  OTHER INFORMATION

        Item 1.         Legal Proceedings
        Item 6.         Exhibits and Reports on Form 8-K
        Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS

                                            SCOTIA PACIFIC COMPANY LLC

                                                   BALANCE SHEET
                                             (In millions of dollars)

                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
                                                                                      (Unaudited)
Assets

Current assets:
   Cash and cash equivalents.......................................................  $         1.6   $         1.3
   Marketable securities, restricted...............................................           16.3            15.9
   Receivables from Pacific Lumber.................................................           18.6             4.5
   Prepaid timber harvesting costs.................................................            7.7             4.4
   Other prepaid expenses and current assets.......................................            0.4             0.4
                                                                                     --------------  --------------
      Total current assets.........................................................           44.6            26.5
Timber and timberlands, net of accumulated depletion of $256.3 and $249.0,
   respectively....................................................................          263.3           267.8
Property and equipment, net of accumulated depreciation of $10.8 and $9.5,
   respectively....................................................................           18.8            16.5
Deferred financing costs, net......................................................           18.6            20.7
Restricted cash and marketable securities..........................................          110.2           156.9
Other assets.......................................................................            7.6             2.7
                                                                                     --------------  --------------
                                                                                     $       463.1   $       491.1
                                                                                     ==============  ==============

Liabilities and Member Deficit

Current liabilities:
   Due to Pacific Lumber...........................................................  $         1.6   $         0.9
   Accrued interest................................................................           11.6            28.1
   Other accrued liabilities.......................................................            2.2             2.0
   Short-term borrowings and current maturities of long-term debt..................           21.0            16.0
                                                                                     --------------  --------------
      Total current liabilities....................................................           36.4            47.0
Long-term debt, less current maturities and excluding $39.8 of Timber Notes
   held in SAR Account.............................................................          787.4           843.5
                                                                                     --------------  --------------
      Total liabilities............................................................          823.8           890.5
                                                                                     --------------  --------------

Contingencies

Member deficit.....................................................................         (360.7)         (399.4)
                                                                                     --------------  --------------
                                                                                     $       463.1   $       491.1
                                                                                     ==============  ==============

                    The accompanying notes are an integral part of these financial statements.

                                            SCOTIA PACIFIC COMPANY LLC

                                            STATEMENT OF INCOME (LOSS)
                                             (In millions of dollars)

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2000         1999        2000        1999
                                                                   -----------  ----------  ----------  -----------
                                                                                     (Unaudited)

Log sales to Pacific Lumber......................................  $     47.3   $    19.1   $    94.4   $     33.8
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   General and administrative....................................         6.1         3.5        13.8          8.2
   Depletion, depreciation and amortization......................         3.9         2.4         9.4          5.2
                                                                   -----------  ----------  ----------  -----------
                                                                         10.0         5.9        23.2         13.4
                                                                   -----------  ----------  ----------  -----------

Operating income.................................................        37.3        13.2        71.2         20.4
                                                                   -----------  ----------  ----------  -----------

Other income (expense):
   Interest and other income.....................................         2.4         0.1         6.2          0.6
   Interest expense..............................................       (15.6)      (16.6)      (47.6)       (49.2)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before extraordinary item..........................        24.1        (3.3)       29.8        (28.2)
Extraordinary item:
   Gain on repurchase of debt....................................         0.2           -         2.6            -
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $     24.3   $    (3.3)  $    32.4   $    (28.2)
                                                                   ===========  ==========  ==========  ===========

                    The accompanying notes are an integral part of these financial statements.

                                            SCOTIA PACIFIC COMPANY LLC

                                              STATEMENT OF CASH FLOWS
                                             (In millions of dollars)

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
                                                                                                  (Unaudited)
Cash flows from operating activities:
   Net income (loss)......................................................................  $    32.4   $    (28.2)
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
      operating activities:
      Gain on sale of assets..............................................................          -         (0.2)
      Gain on repurchase of debt..........................................................       (2.6)           -
      Depletion, depreciation and amortization............................................        9.4          5.2
      Amortization of deferred financing costs............................................        1.1          1.2
      Net purchases of marketable securities, restricted..................................       (0.4)           -
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber...................................................      (14.1)        (4.8)
        Prepaid timber harvest costs......................................................       (3.4)        (1.7)
        Due to Pacific Lumber.............................................................        0.3          0.1
        Accrued interest..................................................................      (16.5)       (16.0)
        Other accrued liabilities.........................................................        0.3          0.5
                                                                                            ----------  -----------
      Net cash provided by (used for) operating activities................................        6.5        (43.9)
                                                                                            ----------  -----------

Cash flows from investing activities:
   Capital expenditures...................................................................       (6.1)       (17.8)
   Restricted cash withdrawals used to acquire timberlands................................        0.8         12.9
   Net proceeds from sale of assets.......................................................          -          0.3
                                                                                            ----------  -----------
      Net cash used for investing activities..............................................       (5.3)        (4.6)
                                                                                            ----------  -----------

Cash flows from financing activities:
   Principal payments on Timber Notes and other timber related debt.......................      (15.9)        (8.3)
   Net borrowings under line of credit agreement..........................................        4.6         17.7
   Incurrence of deferred financing costs.................................................          -         (0.2)
   Net changes in debt related restricted cash and marketable securities..................       10.4            -
   Member contributions...................................................................          -          8.2
                                                                                            ----------  -----------
      Net cash provided by (used for) financing activities................................       (0.9)        17.4
                                                                                            ----------  -----------

Net increase (decrease) in cash and cash equivalents......................................        0.3        (31.1)
Cash and cash equivalents at beginning of period..........................................        1.3         31.9
                                                                                            ----------  -----------
Cash and cash equivalents at end of period................................................  $     1.6   $      0.8
                                                                                            ==========  ===========

Supplementary schedule of non-cash investing and financing activities:
   Contribution of timber and timberlands by Pacific Lumber...............................  $       -   $      6.1
   Contribution of SYP/HCP related costs by Pacific Lumber................................        5.7            -
   Repurchases of debt using restricted cash and marketable securities....................       36.1            -

Supplemental schedule of cash flow information:
   Interest paid..........................................................................  $    63.0   $     64.0

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the
Company at September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and
1999 and the cash flows for the nine months ended September 30, 2000 and 1999.  The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned subsidiary of MGI.  MGI is a wholly owned subsidiary of MGHI, which is a wholly owned subsidiary of MAXXAM.

2.    Headwaters Transactions

      On March 1, 1999, the United States and California acquired the Headwaters Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Salmon Creek and Pacific
Lumber.  Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the
7,700 acre Elk River Timberlands, which Pacific Lumber contributed to the Company in June 1999.  See Note 5 below for a discussion of additional agreements entered into on March 1, 1999.

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

3.    Restricted Cash and Marketable Securities

      Cash and marketable securities include the following amounts which are restricted (in millions):

                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                            2000           1999
                                                                                        -------------  ------------
                                                                                         (Unaudited)
Current assets:
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................  $       16.3   $      15.9
                                                                                        -------------  ------------

Long-term restricted cash and marketable securities:
   Amounts held in SAR Account........................................................         143.4         153.2
   Amounts held in Prefunding Account.................................................           2.5           3.3
   Other amounts restricted under the Indenture.......................................           0.4           0.4

   Less:  Amounts attributable to Timber Notes held in SAR Account....................         (36.1)            -
                                                                                        -------------  ------------
                                                                                               110.2         156.9
                                                                                        -------------  ------------
Total restricted cash and marketable securities.......................................  $      126.5   $     172.8
                                                                                        =============  ============

Subsequent to September 30, 2000, $16.3 million of funds held in the SAR Account were used to repurchase $20.2 million of principal amount of Timber Notes.  This repurchase is expected to result in an extraordinary gain of approximately $3.9 million in the fourth quarter of 2000.

4.  Comprehensive Income (Loss)

   Comprehensive income (loss) includes the following (in millions):

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ----------------------------   ----------------------------
                                                                 2000            1999           2000            1999
                                                             -------------   ------------   -------------   ------------
Net income (loss).........................................   $       24.3    $      (3.3)   $       32.4    $     (28.2)
Other comprehensive income:
   Change in value of available-for-sale investments......            0.6              -             0.6              -
                                                             -------------   ------------   -------------   ------------
Total comprehensive income (loss).........................   $       24.9    $      (3.3)   $       33.0    $     (28.2)
                                                             =============   ============   =============   ============

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

       The SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period.  The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF.  Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors.
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

      Under the Federal Clean Water Act, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired."  The EPA and the North Coast Regional Water Quality Control Board are in
the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including nine water
courses that flow within the Company's timberlands.  The Company expects this process to continue into 2010.   In the
December 16, 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses.  However, the September 11, 2000 report by the staff of the North Coast Regional Water Quality Control
Board proposed various actions including restrictions on harvesting beyond those required under the HCP.
Hearings concerning these matters are scheduled for February 2001.  Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the
Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the
SYP, implementing certain of the Company's approved THPs or carrying out certain other operations.  On
December 2, 1997,   the Wrigley lawsuit and  the Rollins lawsuit were filed against the Company, certain of its affiliates and others.  These actions allege, among other things, that the defendants' logging practices have damaged the plaintiffs'
properties and property values by contributing to landslides in Stafford, California, (Rollins lawsuit) and an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed (Wrigley lawsuit).  The
Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity.
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

6.    Member Deficit

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                                      NINE MONTHS
                                                                                                          ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                          2000
                                                                                                     --------------
Balance at beginning of period...................................................................... $      (399.4)
Net income..........................................................................................          32.4
Contribution of assets by Pacific Lumber............................................................           5.7
Other comprehensive income..........................................................................           0.6
                                                                                                     --------------
Balance at end of period............................................................................ $      (360.7)
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

      Seasonality
      Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through November than in the months of December through March.  Management expects that the Company's revenues and cash flows will continue to be markedly seasonal.  The impact of seasonality on the
Company's results is expected to become more pronounced than it has been historically because of the harvesting, road use, wet weather and other restrictions imposed by the HCP.  As a result, a substantial majority of the future harvesting on the Company's timberlands can be expected to be concentrated during the period from June through October of each year.  Some of these restrictions may be modified under the adaptive management provision contained in the HCP and as a result of the watershed analysis process to be performed over the five-year period beginning March 1, 1999.  See
Note 5 to the Financial Statements.

      Log sales to Pacific Lumber
      Net sales from logs were $47.3 million and $19.1 million for the three months ended September 30, 2000 and
1999, respectively.  The increase was due to a substantial increase in SBE Prices as well as an increase in log delivery volumes.  The volume of log deliveries for such periods represented approximately 36,500 Mbfe and 24,000 Mbfe, respectively.  Net sales from logs were $94.4 million and $33.8 million for the nine months ended September 30, 2000 and 1999, respectively.  This represents a log volume of 84,300 Mbfe and 47,400 Mbfe, respectively.  As with the increase between the quarters,  the increase in net sales between periods was due to a substantial increase in SBE prices as well as an increase in log delivery volumes.  The favorable variance in log volumes is the result of the increase in the available-to-log THPs; however, the supply of approved THPs remains well below that available prior to 1998 and that required to meet the Company's operating objectives.  See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

      Operating income and net income (loss)
      Operating income was $37.3 million and $13.2 million for the three months ended September 30, 2000 and 1999, respectively.  Operating income was $71.2 million and $20.4 million for the nine months ended September 30, 2000 and 1999, respectively.  The increase in operating income is principally due to the increase in log sales discussed above.
This was slightly offset by an increase in general and administrative expenses due to the addition of personnel, higher road maintenance costs and additional yield taxes which are based on harvest volume.  Depletion and depreciation increased as a result of increased harvest levels.

      The increase in net income is principally due to the increase in operating income discussed previously as well as an increase in interest income resulting from investment of the funds held in the SAR Account and, for the nine months ended September 30, 2000, from an extraordinary gain of $2.6 million on reacquisition of Timber Notes (which are being held in the SAR Account).

Financial Condition and Investing and Financing Activities

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995.  See above for cautionary information with respect to such forward-looking statements.

      During the nine months ended September 30, 2000, $36.1 million in funds from the SAR Account were used to reacquire Timber Notes, representing $39.8 million in principal, as permitted under the Indenture.  In October 2000, an additional $16.3 million in funds from the SAR Account were used to reacquire Timber Notes, representing $20.2 million in principal.  As of September 30, 2000, the fair value of funds held in the SAR Account, including the reacquired Timber Notes, was $162.7 million.

      On the July 20, 2000, note payment date for the Timber Notes, the Company had $3.1 million in cash available to pay the $31.1 million of interest due.  The Company borrowed the remaining $28.0 million in funds under the Line of Credit.  In addition, the Company repaid $2.9 million of principal on the Timber Notes (an amount equal to
Scheduled Amortization) using funds held in the SAR Account.

      As of September 30, 2000, $4.6 million was outstanding under the Line of Credit which was subsequently paid on October 20, 2000.

      With respect to short-term liquidity, the Company expects that it will generate sufficient cash from operations to pay all of the interest on the Timber Notes on the January 22, 2001, payment date; however, given the uncertainties concerning the ability of the Company to obtain THP approvals, restrictions on winter harvesting operations and other matters, there can be no assurance that this will be the case.  Any shortfall would be borrowed under the Line of Credit.
The Company also expects that all or a portion of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account.

      Pacific Lumber's financial condition will affect its ability to purchase logs from the Company and to meet its obligations under the Services Agreement.  Pacific Lumber expects that near-term cash flows from operations will be adversely affected by an inadequate supply of logs and a related slowdown in lumber production.  Pacific Lumber anticipates that it will require funds available under Pacific Lumber's revolving credit agreement, repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the remainder of 2000 and until mid-2001.  With respect to long-term liquidity, although
Pacific Lumber expects that its existing cash and cash equivalents should provide sufficient funds to meet its working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from the Company, there can be no assurance that this will be the case.

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

      Regulatory and environmental matters play a significant role in the Company's operations. See Note 5 to the
Financial Statements and Item 1. "Business - Regulatory and Environmental Matters" of the Form 10-K for a
discussion of these matters.  Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations and at times have delayed or reduced harvest.  The
Company has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs.  Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by the
Company to the CDF during the second half of 1998 and during the first two months of 1999. See Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends" of the
Form 10-K for a discussion of other factors which affected THP submissions and approvals during the above time period.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans; however, significant additional work continues to be required in connection with their implementation.  As a result of the implementation process, 1999 was a transition period for the Company with respect to the filing and approval of its THPs.  The transition period has continued into 2000 and is expected to continue into 2001.  Although the rate of submissions and approvals of THPs during the nine months ended September
30, 2000, is higher than that for 1999, monthly submissions and approvals continue to be slower than the Company's expectations and slower than the Company had experienced prior to 1998, principally because government agencies have failed to approve THPs in a timely manner.  Nevertheless, the Company anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

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

      Timber Harvesting Litigation

      On March 10, 2000, the EPIC/THP 97-520 lawsuit was filed in the Superior Court of Humboldt County.  Plaintiffs allege, among other things, that the CDF violated the Forest Practices Act and the California Public Resources Code
by approving an amendment to THP 97-520 (which covers approximately 700 acres of timberlands adjoining the
Headwaters Timberlands) as a "minor" amendment.  The plaintiffs seek an order requiring the CDF to withdraw its approval of the minor amendment to THP 97-520, and enjoining Pacific Lumber from harvesting under THP 97-520.
In July 2000, the Court issued a preliminary injunction enjoining Pacific Lumber from harvesting under THP 97-520.
The EPIC/THP 97-520 lawsuit has been set for trial on March 5, 2001.  On October 19, 2000, the CDF accepted for filing a "major" amendment of THP 97-520 which allows for winter operations and restates the changes in the minor amendment.  The Company believes that if the CDF approves the plan as submitted, it should be able to obtain relief from the injunction and begin harvesting.  Therefore, although it is impossible for the Company to assess the potential impact of this matter in the short term, it believes that the matter will not in the long term have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      With respect to the Rollins lawsuit described in the Form 10-K, in April and June 2000, the Court dismissed five of the plaintiffs' ten causes of action, including their allegations that the defendants had violated the California business and professions code and dismissed the plaintiffs' claim for punitive damages.  On August 30, 2000, the judge presiding over this matter was disqualified.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits:

           *27  Financial Data Schedule for the nine months ended September 30, 2000

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

                                                                          SCOTIA PACIFIC COMPANY LLC

Date: November 9, 2000                                     By:                   GARY L. CLARK
                                                              ------------------------------------------------------
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

                                                                                                       APPENDIX A

                                             Glossary of Defined Terms

CDF:  California Department of Forestry and Fire Protection

CEQA:  California Environmental Quality Act

CESA:  California Endangered Species Act

Company:  Scotia Pacific Company LLC, a wholly owned subsidiary of Pacific Lumber

Company Timber:  The timber located on the Company's timberlands which is not subject to harvesting rights by Pacific
Lumber

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC - SYP/Permits lawsuit:  An action entitled Environmental Protection Information Association, Sierra Club
v.California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber
Company, Salmon Creek Corporation, et al. filed March 31, 1999, in the Superior Court of Sacramento County  (No.
99CS00639) and transferred on July 13, 1999 to the Superior Court of Humboldt County (No. CV-990445)

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
Timber Collateralized Notes due July 20, 2028

TMDLs:  Total maximum daily load limits

USWA lawsuit:  An action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California
Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon
Creek Corporation filed on March 31, 1999, in the Superior Court of Sacramento County (No. 99CS00626) and
transferred on July 13, 1999 to the Superior Court of Humboldt County (No. CV-990452)

Wrigley lawsuit:  An action entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM
Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company
LLC and Federated Development Company (No. 9700399) filed on December 2, 1997 in the Superior  Court of
Humboldt County