Form 10-K
period 2000-12-31
SCOTIA PACIFIC CO LLC
filed 2001-03-30
CIK 1066797

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 333-63825

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

   Items
      10-13.  Not applicable.

                                     PART IV

   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

ITEM 1.         BUSINESS

GENERAL

      Scotia Pacific Company LLC (the "COMPANY"), a special purpose Delaware limited liability company wholly owned by The Pacific Lumber Company ("PACIFIC
LUMBER"), was organized by Pacific Lumber in May 1998 to facilitate the sale of
$160.7 million of the Company's 6.55% Series B Class A-1 Timber Collateralized
Notes due 2028, (the "CLASS A-1 NOTES"), $243.2 million of the Company's 7.11%
Series B Class A-2 Timber Collateralized Notes due 2028 (the "CLASS A-2 NOTES")
and $463.3 million of the Company's 7.71% Series B Class A-3 Timber
Collateralized Notes due 2028 (the "CLASS A-3 NOTES," together with the Class
A-1 Timber Notes and the Class A-2 Timber Notes, the "TIMBER NOTES"). The
Indenture governing the Timber Notes is referred to herein as the " INDENTURE."
Pacific Lumber is a wholly owned subsidiary of MAXXAM Group Inc. ("MGI"), and
Pacific Lumber also wholly owns Salmon Creek LLC ("SALMON CREEK"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc. ("MGHI"), which in turn is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). As used herein, the terms
"MGHI," "MGI," "Pacific Lumber," or "MAXXAM" refer to the respective companies and their subsidiaries, unless otherwise noted or the context indicates otherwise.

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

TIMBER AND TIMBERLANDS

      The Company owns, and the obligations of the Company under the Timber
Notes are secured by, (i) approximately 205,000 acres of timberlands, (ii) the timber and related harvesting rights (the "COMPANY TIMBER RIGHTS") with respect to an additional approximately 12,200 acres of timberlands that are owned by
Pacific Lumber, Salmon Creek and an unaffiliated third party, (iii)
approximately 1,100 acres of timberlands with respect to which Pacific Lumber owns the Timber Rights (the "PACIFIC LUMBER TIMBER RIGHTS"), (iv) certain computer hardware and software, including a geographic information system
("GIS") containing information on numerous aspects of the Company's timberlands
(subject to certain rights of concurrent use by Pacific Lumber) and (v) certain other assets. Substantially all of the Company's assets serve as security for the Timber Notes. The timberlands owned by the Company (including the timberlands which are subject to the Pacific Lumber Timber Rights) and the timberlands subject to the Company Timber Rights are hereinafter collectively referred to as the "COMPANY TIMBERLANDS." The timber located on the Company
Timberlands which is not subject to the Pacific Lumber Timber Rights is hereinafter referred to as the "COMPANY TIMBER."

      On March 1, 1999, Pacific Lumber, the Company and Salmon Creek
(collectively, the "PALCO COMPANIES") consummated the Headwaters Agreement (the
"HEADWATERS AGREEMENT") with the United States and California, pursuant to which approximately 5,600 acres of timberlands owned by the Palco Companies known as the Headwaters Forest and the Elk Head Springs Forest (the "HEADWATERS
TIMBERLANDS") were transferred to the United States. A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. In consideration for the transfer of the Headwaters Timberlands, Salmon Creek was paid $299.9 million, the Company was paid $150,000 and approximately 7,700 acres of timberlands known as the Elk River Timberlands (the "ELK RIVER TIMBERLANDS")
were transferred to Pacific Lumber and subsequently transferred to the Company.
In addition, upon consummation of the Headwaters Agreement (i) habitat conservation and sustained yield plans were approved covering the Company's timberlands, (ii) the Palco Companies dismissed takings litigation pending against the United States and California and (iii) California agreed to purchase a portion of Pacific Lumber's Grizzly Creek grove as well as all of the
Company's Owl Creek grove. Salmon Creek placed $169.0 million of the proceeds from the sale of the Headwaters Timberlands into a Scheduled Amortization
Reserve Account ("SAR ACCOUNT") in order to support principal payments on the
Timber Notes. See "--Regulatory and Environmental Factors" below and Note 2 to the Financial Statements. In connection with the consummation of the Headwaters
Agreement, California entered into an agreement with respect to the future purchase of the Company's Owl Creek grove (the "OWL CREEK AGREEMENT"). On
December 29, 2000, the state of California purchased the Owl Creek grove for
$67.0 million in cash pursuant to the terms of the Owl Creek Agreement.

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

      The Company estimates that the amount of Company Timber consists of approximately 3.1 million Mbfe (as described below) of timber by volume, and is comprised of primarily young growth and old growth redwood and Douglas-fir timber. In addition, substantial quantities of sub-merchantable trees exist on the Company Timberlands which are not yet mature and have not been included in the inventory of the Company Timber. The estimates of the volume of timber comprising the Company Timber are based on a timber cruise performed in 1986 of all of Pacific Lumber's properties at that time, as adjusted to reflect acquisitions, dispositions, and actual harvest levels since the cruise and estimated growth rates of the Company Timber.

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
Douglas-fir timber is regenerated almost entirely by planting seedlings. During
2000, Pacific Lumber planted an estimated 586,000 redwood and Douglas-fir seedlings on the Company Timberlands.

      California law requires timber owners such as the Company to demonstrate that their operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting a sustained yield plan to the California Department of Forestry and Fire
Protection ("CDF") for review and approval. A sustained yield plan contains a timber growth and yield assessment, which evaluates and calculates the amount of timber and long-term production outlook for a company's timberlands, a fish and wildlife assessment, which addresses the condition and management of fisheries and wildlife in the area, and a watershed assessment, which addresses the protection of aquatic resources. The relevant regulations require determination of a long-term sustained yield ("LTSY") harvest level, which is the average annual harvest level that the management area is capable of sustaining in the last decade of a 100-year planning horizon. The LTSY is determined based upon timber inventory, projected growth and harvesting methodologies, as well as soil, water, air, wildlife and other relevant considerations. A sustained yield plan must demonstrate that the average annual harvest over any rolling ten-year period within the planning horizon does not exceed the LTSY.

      The Company is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on the Company Timberlands.
These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. As part of the
Headwaters Agreement, the Company and Pacific Lumber reached agreement with various federal and state regulatory agencies with respect to a sustained yield plan (the "SYP") and a multi-species habitat conservation plan (the "HCP,"
together with the SYP, the "ENVIRONMENTAL PLANS"). See "--Regulatory and
Environmental Factors" below.

OPERATION OF COMPANY TIMBERLANDS

      The Company's foresters, wildlife and fisheries biologists, geologists and other personnel are responsible for providing a number of forest stewardship techniques, including protecting the Company Timber from forest fires, erosion, insects and other damage, overseeing reforestation activities and monitoring environmental and regulatory compliance. The Company's personnel are also responsible for preparing timber harvesting plans ("THPS") and updating the GIS that contains information on numerous aspects of the Company Timberlands, such as timber type, tree class, wildlife data, roads, rivers and streams. See
"--Harvesting Practices" below for a description of the Company's GIS updating process and the THP preparation process.

      The Company is a party with Pacific Lumber to a master purchase agreement
(the "MASTER PURCHASE AGREEMENT") which governs the sale to Pacific Lumber of logs harvested from the Company Timberlands. As Pacific Lumber purchases logs from the Company pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing
Company Timber covered by approved THPs, with the purchase price being based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs passes to Pacific Lumber once the logs are transported to Pacific Lumber's log decks and measured. The Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at a price which equals or exceeds the applicable SBE Price, which is the stumpage price for each species and category of timber as set forth in the most recent "HARVEST VALUE
SCHEDULE" (or any successor publication) published by the California State Board of Equalization (or any successor agency) applicable to the timber sold during the applicable period. Harvest Value Schedules are published twice a year for purposes of computing a yield tax imposed on timber harvested between January 1 through June 30 and July 1 through December 31. SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates.

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

      The Company continues to rely on Pacific Lumber to provide operational, management and related services not performed by its own employees with respect to the Company Timberlands pursuant to a services agreement (the "SERVICES
AGREEMENT"). The services include the furnishing of all equipment, personnel and expertise not within the Company's possession and reasonably necessary for the operation and maintenance of the Company Timberlands and the Company Timber as
well as timber management techniques designed to supplement the natural regeneration of, and increase the amount of, Company Timber. Pacific Lumber is required to provide all services under the Services Agreement in a manner consistent in all material respects with prudent business practices which are consistent with then current applicable industry standards and are in compliance in all material respects with all applicable timber laws. The Company pays
Pacific Lumber a services fee ("SERVICES FEE") which is adjusted annually based on a specified government index relating to wood products and reimburses Pacific
Lumber for the cost of constructing, rehabilitating and maintaining roads, and performing reforestation services, on the Company Timberlands. Certain of such reimbursable expenses are expected to vary in relation to the amount of timber to be harvested in any given period.

      The Company provides further services to Pacific Lumber pursuant to an additional services agreement (the "ADDITIONAL SERVICES AGREEMENT"). These services include (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties and (c)
assisting Pacific Lumber with its statutory and regulatory compliance. Pacific
Lumber pays the Company a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

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

      The ability of the Company to harvest timber will depend, in part, upon its ability to obtain regulatory approval of THPs. Prior to harvesting timber in
California, companies are required to obtain the CDF's approval of a detailed
THP for the area to be harvested. A THP must be submitted by a registered professional forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The number of the Company's approved THPs and the amount of timber covered by such
THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested within a one year period from the date harvesting first begins. The
Indenture requires the Company to use its best efforts (consistent with prudent business practices) to maintain a number of pending THPs which, together with
THPs previously approved, would cover rights to harvest a quantity of Company
Timber adequate to pay interest and principal amortization based on the Minimum
Principal Amortization Schedule for the Timber Notes for the next succeeding twelve month period. Despite its best efforts, the Company has experienced an absence of a sufficient number of THPs available for harvest to enable it to conduct its operations at levels it had experienced prior to 1998 or at levels which meet the Company's expectations. See Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations--Results of
Operations--Log Sales to Pacific Lumber" and "--Trends." However, the Company
believes that the Environmental Plans should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company continues to experience difficulties in the THP approval process as it implements the
Environmental Plans.

      The Company employs a variety of well-accepted methods of selecting trees for harvest designed to achieve optimal regeneration. These methods, referred to as "silvicultural systems" in the forestry profession, range from very light thinnings aimed at enhancing the growth rate of retained trees to clear cutting which results in the harvest of all trees in an area and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed.

EMPLOYEES

      As of March 1, 2001, the Company employed 86 persons, 82 of whom were registered professional foresters, geologists, wildlife and fisheries biologists or otherwise involved in the management of the Company Timberlands. None of the
Company's employees are covered by a collective bargaining agreement.

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

      General
      The Company's business is subject to the Environmental Plans and a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations also plays a significant role in Pacific Lumber's business. The California Forest Practice
Act (the "FOREST PRACTICE ACT") and related regulations adopted by the
California Board of Forestry and Fire Protection (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California.
These requirements include the obligation of timber companies submitting THPs to obtain regulatory approval of detailed THPs containing information with respect to areas proposed to be harvested (see "--Harvesting Practices" above).
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

      The Environmental Plans
      The Environmental Plans, consisting of the HCP and the SYP, were approved by the applicable federal and state regulatory agencies upon the consummation of the Headwaters Agreement. In connection with approval of the Environmental
Plans, incidental take permits ("PERMITS") were issued with respect to certain threatened, endangered and other species found on the Company Timberlands. The
Permits cover the 50-year term of the HCP and allow incidental takes of 17 different species covered by the HCP, including four species which are found on the Company Timberlands and had previously been listed as endangered or threatened under the ESA and/or the CESA. The agreements which implement the
Environmental Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach by the
Company of these agreements or the Environmental Plans.

      Under the Environmental Plans, harvesting activities are prohibited or restricted on certain areas of the Company Timberlands. For a 50-year period, harvesting activities are severely restricted in several areas (consisting of substantial quantities of old growth redwood and Douglas-fir timber) to serve as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Harvesting in certain other areas of the Company
Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide and the degree to which harvesting activities will be prohibited or restricted in the future. Further, additional areas alongside streamsides have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat. These streamside buffers may be adjusted up or down, subject to certain minimum and maximum buffers, based upon an ongoing watershed analysis process, which the HCP requires be completed within five years of its effective date. Pacific Lumber's analysis of the Freshwater watershed has recently been released, and is subject to review and approval by the applicable regulatory agencies. The analysis for two additional watersheds is nearing completion, while the analyses for additional watersheds are in various stages of completion.

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

      Water Quality
      Under the Federal Clean Water Act, the Environmental Protection Agency
(the "EPA") is required to establish total maximum daily load limits ("TMDLS")
in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board (the "WATER BOARD") are
in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including certain water courses that flow within the Company Timberlands. The Company expects this process to continue into 2010.
In the December 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the September 2000 report by the staff of the
Water Board proposed various actions including restrictions on harvesting beyond those required under the HCP. Dates for hearings concerning these matters have not been scheduled. Establishment of the final TMDL requirements applicable to the Company Timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's Timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the
HCP.

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

      Timber Operator's License
      Historically, Pacific Lumber has conducted logging operations on the
Company Timberlands with its own staff of logging personnel as well as through contract loggers. In order to conduct logging operations in California, a logging company must obtain from the CDF a Timber Operator's License. In January
2000, Pacific Lumber was granted a Timber Operator's License for the years
2000-2001.

ITEM 2.         PROPERTIES

      A description of the Company's properties is included under Item 1. above.

ITEM 3.         LEGAL PROCEEDINGS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

TIMBER HARVESTING LITIGATION

      On March 5, 2001, the parties reached an agreement to settle the lawsuit entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific
Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group
Inc., MAXXAM Inc., Barnum Timber Company, et al. (No. 9700400) (the "ROLLINS
LAWSUIT") filed in the Superior Court of Humboldt County. Substantially all of
the amounts to be paid to the plaintiffs will be paid by the Company's insurers.
Still pending is a similar action entitled Kristi Wrigley, et al. v. Charles
Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia
Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company
LLC, et al. (No. 9700399) (the "WRIGLEY LAWSUIT") filed on December 2, 1997 in the Superior Court of Humboldt County. This action alleges, among other things, that defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed.
Plaintiffs further allege that in order to have THPs approved in connection with these areas, the defendants submitted false information to the CDF in violation of California's business and professions code and the Racketeering Influence and
Corrupt Practices Act. The Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit; however, there can be no assurance that it will not have a material adverse effect on its financial position, results of operations or liquidity.

      On March 31, 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639)
(the "EPIC-SYP /PERMITS LAWSUIT") was filed alleging, among other things, that the CDF and the CDFG violated the CEQA and the CESA with respect to the SYP and the Permits issued by California. This action is now pending in Humboldt County,
California (No. CV-990445). The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the SYP and the
Permits issued by California. On March 31, 1999, an action entitled United
Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California
Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia
Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) (the "USWA
LAWSUIT") was filed alleging, among other things, violations of the Forest
Practice Act in connection with the CDF's approval of the SYP. This action is now pending in Humboldt County, California (No. CV- 990452). The plaintiffs seek to prohibit the CDF from approving any THPs relying on the SYP. The EPIC-
SYP/Permits lawsuit and the USWA lawsuit have been set for trial in November
2001. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans, and the Company is working with the relevant government agencies to defend the USWA lawsuit and the EPIC- SYP/Permits lawsuit.

      On March 10, 2000, a lawsuit entitled Environmental Protection Information
Center, Sierra Club v. California Department of Fish and Game, The Pacific
Lumber Company and Does XI-XX (THP 520) (No. CV-00170) (the "EPIC/THP 97-520
LAWSUIT") was filed in the Superior Court of Humboldt County. Plaintiffs allege, among other things, that the CDF violated the Forest Practice Act and the
California Public Resources Code by approving an amendment to THP 97-520 (which covers approximately 700 acres of timberlands adjoining the Headwaters
Timberlands) as a "minor" amendment. The plaintiffs seek an order requiring the
CDF to withdraw its approval of the minor amendment to THP 97-520, and enjoining
Pacific Lumber from harvesting under THP 97-520. In July 2000, the Court issued a preliminary injunction enjoining Pacific Lumber from harvesting under THP
97-520. The EPIC/THP 97-520 lawsuit was supposed to begin on March 5, 2001, but was postponed and a new trial date has not been set. On March 6, 2001, the CDF approved a "major" amendment of THP 97-520 which allows for winter operations and restates the changes in the minor amendment. As a result of this approval, the Company believes that it should be able to obtain relief from the injunction and begin harvesting. Therefore, although the EPIC/THP 97-520 lawsuit has yet to conclude, the Company believes that it will not have a material adverse effect on its financial position, results of operations or liquidity.

      In February 2001, the Company and Pacific Lumber received a letter from the Environmental Protection Information Association of its 60-day notice of intent to sue the Company and Pacific Lumber under the federal Clean Water Act
("CWA"). The letter alleges a number of violations of the CWA by the Company and
Pacific Lumber in certain watersheds since 1990. If filed, the lawsuit will purportedly seek declarative and injunction relief for past violations and to prevent future violations, as well as civil penalties. Such civil penalties could be up to $25,000 per day for each continuing violation. The Company does not know when or if a lawsuit will be filed regarding this matter, or if a lawsuit is filed, the ultimate impact of such lawsuit on its financial condition or results of operations.

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

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

      Pacific Lumber holds a 100% member interest in the Company. Accordingly, there is no established public trading market for the Company's equity securities. Except for a dividend paid to the parent in connection with issuance of the Timber Notes (see Note 1 to the Financial Statements appearing in Item
8), and a $73.1 million distribution to Pacific Lumber in January 2001 as a result of the Owl Creek sale, the Company has not declared or paid any cash distributions on its equity securities for the period since its formation in May
1998.

ITEM 6.         SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

      The following should be read in conjunction with the Company's Financial
Statements and the Notes thereto appearing in Item 8.

BACKGROUND

      The Company is a single member Delaware limited liability company owned by
Pacific Lumber and did not conduct any significant operations prior to the issuance of the Timber Notes in May 1998. The historical financial data reflects
(a) the historical assets, liabilities and results of operations of Scotia
Pacific Holding Company ("SCOTIA PACIFIC"), the Company's predecessor, after giving effect to the transfer to Pacific Lumber of the timber harvesting rights with respect to 1,400 acres of timberlands and (b) Pacific Lumber's and Salmon
Creek's historical assets, liabilities and results of operations attributable to approximately 13,500 acres of timberlands and the timber and related timber harvesting rights on an additional approximately 19,700 acres of timberlands transferred to the Company, in each case as if such transactions occurred on
January 1, 1998 (the beginning of the earliest period presented). The retirement of the 7.95% Timber Collateralized Notes due 2015 of Scotia Pacific (the "OLD
TIMBER NOTES"), the issuance of the Timber Notes and the payment of a $526.1 million cash dividend to Pacific Lumber are reflected in the financial statements for the year ended December 31, 1998, the period in which these transactions occurred.

RESULTS OF OPERATIONS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

      General
      Mbfe Concept. The Mbfe concept was used in structuring the Timber Notes in order to take account of the relative values of the species and categories of timber included in the Company Timber. Under the Mbfe concept, one thousand board feet, net Scribner scale, of old growth redwood timber equates to one
Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company Timber was assigned a value in Mbfe equal to a fraction of an Mbfe. This fraction was generally determined by dividing the SBE Price applicable to such species and category for the first half of 1998 by the SBE Price applicable to old growth redwood for the first half of 1998. Historical harvest volumes reflected in this report are stated on an Mbfe basis.

      Master Purchase Agreement Governing Log Sales to Pacific Lumber. The
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

      Seasonality. Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal because of the harvesting, road use, wet weather and other restrictions imposed by the HCP. As a result, a substantial majority of the future harvesting on the Company Timberlands can be expected to be concentrated during the period from June through October of each year. Some of these restrictions may be modified under the adaptive management provision contained in the HCP, and as a result of the watershed analysis process to be performed over the five-year period beginning March 1, 1999. See Item 1. "Business--Regulatory and
Environmental Factors--The Environmental Plans." The following should be read in conjunction with the Company's Financial Statements and Notes thereto appearing in Item 8.

      Log Sales to Pacific Lumber
      Net sales from logs were $128.0 million and $51.4 million for the years ended December 31, 2000 and 1999, respectively. This represents a log volume of
109,400 Mbfe and 69,100 Mbfe, respectively. The increase in net sales between periods was due to a substantial increase in SBE prices for redwood logs as well as an increase in log delivery volumes. The favorable variance in log volumes is the result of an increase in available-to-log THPs; however, the supply of approved THPs remains well below that available prior to 1998 and that required to meet the Company's operating objectives. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

      The Company's net sales from log sales declined from $80.3 million for the year ended December 31, 1998 to $51.4 million for the year ended December 31,
1999 as a result of the decrease in the volume of log deliveries for such periods from 115,700 Mbfe to 69,100 Mbfe, respectively. Substantially all of the decrease in net sales between periods was due to the decline in the volume of log deliveries, which was due largely to the absence of a sufficient number of approved THPs throughout 1999.

      Operating Income and Income (Loss) Before Income Taxes
      Operating income was $93.1 million and $31.2 million for the years ended
December 31, 2000 and 1999, respectively. The increase in operating income is principally due to the increase in log sales discussed above. This was slightly offset by an increase in general and administrative expenses due to the addition of personnel, increased professional services for THP preparation and watershed analysis, higher road maintenance costs, and additional yield taxes which are based on harvest volume. Depletion and depreciation increased as a result of increased harvest levels.

      The increase in net income is principally due to the increase in operating income discussed previously and the $59.5 million gain on the sale of the Owl
Creek grove in December 2000 as well as an increase in interest income resulting from investment of the funds held in the SAR Account and, for the year ended
December 31, 2000, from an extraordinary gain of $6.0 million on the reacquisition of Timber Notes (which are being held in the SAR Account).

      Operating income was $31.2 million and $59.9 million for the years ended
December 31, 1999 and 1998, respectively. Income (loss) before income taxes and extraordinary item was $(32.4) million and $18.5 million for the years ended
December 31, 1999 and 1998, respectively. The decline in operating income and the loss before income taxes and extraordinary item in 1999 is principally due to the decrease in log sales discussed above, offset by a decline in depletion expense attributed to the decrease in harvest volumes between periods. General and administrative expenses were higher for the year ended December 31, 1999 compared to 1998 primarily due to a full year of higher road maintenance costs provided for under the HCP and higher professional and consulting services fees.
In addition to the impact from lower operating income, the loss before income taxes also was due to the higher interest expense resulting from the increase in debt from the Timber Notes. Interest expense on the Timber Notes for 1999 was
$63.1 million compared to interest expense of $41.9 million for 1998 including
$28.2 million of interest on the Timber Notes and $13.7 million of interest on the Old Timber Notes.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Note 5 to the Financial Statements contains additional information concerning the Company's indebtedness and certain restrictive debt covenants.

      The December 2000 sale of the Owl Creek grove generated net proceeds of
$67.0 million.

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

      During the year ended December 31, 2000, $52.5 million in funds from the
SAR Account were used to reacquire the Timber Notes, representing $60.0 million in principal, as permitted under the Indenture. As of December 31, 2000, the fair value of cash, marketable securities and other investments held in the SAR
Account, including the reacquired Timber Notes, was $166.3 million.

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

      The Company has an agreement with a group of banks which allows it to borrow up to one year's interest on the Timber Notes (the "LINE OF CREDIT").
This facility expires on July 15, 2001, but it is expected to be renewed annually, subject to approval of the bank group. At December 31, 2000, the
Company could have borrowed a maximum of $62.0 million under the Line of Credit, and there were no borrowings outstanding under the Line of Credit.

      The Company made principal payments on the Timber Notes of $15.9 million and $8.2 million during the years ended December 31, 2000 and 1999, respectively. On the January 22, 2001, note payment date for the Timber Notes, the Company had $40.8 million set aside in the note payment account to pay the
$31.0 million of interest due as well as $9.8 million of principal. The Company repaid an additional $3.3 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $13.1 million, an amount equal to Scheduled Amortization. In addition, the Company made a distribution in the amount of $73.1 million to its parent, Pacific
Lumber, $63.9 million of which was made using funds from the sale of the Owl
Creek grove and $9.2 million of which was made using excess funds released from the SAR Account.

      With respect to short-term liquidity, the Company believes that it will generate sufficient cash from operations to pay all of the interest and principal on the Timber Notes on the July 20, 2001 payment date; however, given the uncertainties concerning the ability of the Company to obtain THP approvals, restrictions on winter harvesting operations and other matters, there can be no assurance that this will be the case. Any shortfall in funds available to pay interest would be borrowed under the Line of Credit. The Company also expects that all or a portion of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account.

      Pacific Lumber's financial condition will affect its ability to purchase logs from the Company and to meet its obligations under the Services Agreement.
Pacific Lumber's financial condition improved significantly as a result of the
$73.1 million distribution paid January 22, 2001. Nevertheless, Pacific Lumber expects that near-term cash flows from operations will be adversely affected by an inadequate supply of logs and a related slowdown in lumber production.
Pacific Lumber may require funds available under Pacific Lumber's revolving credit agreement, repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for 2001. With respect to long-term liquidity, although
Pacific Lumber expects that its existing cash and cash equivalents should provide sufficient funds to meet its working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from the Company, there can be no assurance that this will be the case.

      The Company's capital expenditures, excluding timberland acquisitions, relate primarily to reforestation of timberlands and to construction and rehabilitation of logging roads. The Company's capital expenditures for 2000,
1999 and 1998, excluding contributions by Pacific Lumber and timberland acquisitions, were approximately $7.0 million, $6.5 million and $7.4 million, respectively. The Company's capital expenditures, excluding expenditures for timberlands, for the next several years are expected to approximate $8.0 million per year.

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
to such forward-looking statements.

      Regulatory and environmental matters play a significant role in the
Company's operations. See Item 1. "Business--Regulatory and Environmental
Matters" and Note 8 to the Financial Statements for a discussion of these matters. Regulatory compliance and related litigation have increased the cost of logging operations, and the Company has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs, resulting in delayed or reduced harvest and lower net sales.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans;
however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for the Company with respect to the filing and approval of its
THPs. The transition period continued into 2000 and is expected to continue into
2001. Although the rate of submissions and approvals of THPs during 2000 is higher than that for 1999, monthly submissions and approvals continue to be slower than the Company's expectations and slower than the Company had experienced prior to 1998, principally because government agencies have failed to approve THPs in a timely manner. Nevertheless, the Company anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

      There can be no assurance that the Company will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Item 3. "Legal Proceedings"
and Note 8 to the Financial Statements for further information regarding regulatory and legal proceedings affecting the Company.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Managers and Member of
Scotia Pacific Company LLC:

      We have audited the accompanying balance sheets of Scotia Pacific Company
LLC (a Delaware limited liability company and a wholly owned subsidiary of The
Pacific Lumber Company) as of December 31, 2000 and 1999, and the related statements of income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scotia Pacific Company LLC as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                          ARTHUR ANDERSEN LLP

San Francisco, California
February 2, 2001

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               2000        1999
                                                                                            ----------  ----------
ASSETS
Current assets:
   Cash and cash equivalents..............................................................  $    98.1   $     1.3
   Marketable securities, restricted......................................................       16.3        15.9
   Receivables from Pacific Lumber........................................................       11.2         4.5
   Prepaid timber harvesting costs........................................................        5.7         4.4
   Other prepaid expenses and other current assets........................................        0.5         0.4
                                                                                            ----------  ----------
      Total current assets................................................................      131.8        26.5
Timber and timberlands, net of accumulated depletion of $251.8 and
   $249.0, respectively...................................................................      255.0       267.8
, net of accumulated depreciation of $11.3 and
   $9.5, respectively.....................................................................       19.0        16.5
Deferred financing costs, net.............................................................       17.8        20.7
Restricted cash, marketable securities and other investments..............................       94.6       156.9
Other assets..............................................................................        7.4         2.7
                                                                                            ----------  ----------
                                                                                            $   525.6   $   491.1
                                                                                            ==========  ==========

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Pacific Lumber..................................................................  $     0.3   $     0.9
   Accrued interest.......................................................................       26.3        28.1
   Other accrued liabilities..............................................................        3.4         2.0
   Current maturities of long-term debt...................................................       16.4        16.0
                                                                                            ----------  ----------
      Total current liabilities...........................................................       46.4        47.0
Long-term debt, less current maturities and excluding $59.9 of Timber Notes
   held in the SAR Account................................................................      767.2       843.5
                                                                                            ----------  ----------
      Total liabilities...................................................................      813.6       890.5
                                                                                            ----------  ----------

Contingencies

Member deficit............................................................................     (288.0)     (399.4)
                                                                                            ----------  ----------
                                                                                            $   525.6   $   491.1
                                                                                            ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                               STATEMENT OF INCOME
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   2000        1999        1998
                                                                                ----------  ----------  ----------

Log sales to Pacific Lumber...................................................  $   128.0   $    51.4   $    80.3
                                                                                ----------  ----------  ----------

Operating expenses:
   General and administrative.................................................       22.5        12.7         9.1
   Depletion and depreciation and amortization................................       12.4         7.5        11.3
                                                                                ----------  ----------  ----------
                                                                                     34.9        20.2        20.4
                                                                                ----------  ----------  ----------

Operating income..............................................................       93.1        31.2        59.9

Other income (expense):
   Gains on sales of timberlands..............................................       59.5         0.2           -
   Interest and other income..................................................        8.6         1.7         2.5
   Interest expense...........................................................      (62.6)      (65.5)      (43.9)
                                                                                ----------  ----------  ----------
Income (loss) before income taxes.............................................       98.6       (32.4)       18.5
Provision in lieu of income taxes.............................................          -           -        (7.6)
                                                                                ----------  ----------  ----------
Income (loss) before extraordinary items......................................       98.6       (32.4)       10.9
Extraordinary items:
   Gains on repurchases of debt...............................................        6.0           -           -
     Loss on early extinguishment of debt.....................................          -           -       (35.4)
                                                                                ----------  ----------  ----------
Net income (loss).............................................................  $   104.6   $   (32.4)  $   (24.5)
                                                                                ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   2000        1999        1998
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................................................  $   104.6   $   (32.4)   $  (24.5)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities:
      Extraordinary loss (gains) on early extinguishments (repurchases)
        of debt...............................................................       (6.0)          -        35.4
      Provision in lieu of income taxes.......................................          -           -         7.6
      Depletion, depreciation and amortization................................       12.4         7.5        11.3
      Amortization of deferred financing costs................................        1.4         1.5         1.4
      Gains on sales of timberlands...........................................      (59.5)       (0.2)          -
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber.......................................       (6.7)       (1.6)       (3.8)
        Prepaid timber harvesting costs.......................................       (1.4)       (2.1)       (1.0)
        Due to Pacific Lumber.................................................       (0.2)       (0.2)        0.3
        Accrued interest......................................................       (1.8)       (0.2)       17.0
        Other accrued liabilities.............................................        0.7         1.3        (0.2)
      Other...................................................................       (0.2)          -           -
                                                                                ----------  ----------  ----------
        Net cash provided by (used for) operating activities..................       43.3       (26.4)       43.5
                                                                                ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................................       (8.2)      (19.2)      (16.6)
   Restricted cash withdrawals used to acquire timberlands ...................        0.8        12.9         8.9
   Net proceeds from sale of assets...........................................       67.0         0.3           -
                                                                                ----------  ----------  ----------
        Net cash provided by (used for) investing activities..................       59.6        (6.0)       (7.7)
                                                                                ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Timber Notes.....................................          -           -       867.2
   Principal payments on Timber Notes and other timber related debt...........      (16.0)       (8.3)     (327.0)
   Premium for early retirement of debt.......................................          -           -       (29.2)
   Dividends paid.............................................................          -           -      (532.8)
   Incurrence of deferred financing costs.....................................          -        (0.7)      (22.1)
   Other changes in restricted cash...........................................        9.9      (169.0)        9.5
   Member contributions.......................................................          -       179.8         9.6
                                                                                ----------  ----------  ----------
        Net cash provided by (used for) financing activities..................       (6.1)        1.8       (24.8)
                                                                                ----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................       96.8       (30.6)       11.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................        1.3        31.9        20.9
                                                                                ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................  $    98.1   $     1.3   $    31.9
                                                                                ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

      Scotia Pacific Company LLC (the "COMPANY") is a Delaware limited liability company wholly owned by The Pacific Lumber Company ("PACIFIC LUMBER"), which is a wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc., which is a wholly owned subsidiary of
MAXXAM Inc. ("MAXXAM"). The Company is a special purpose limited liability company organized in May 1998 to facilitate the offering (the "OFFERING") of
$160.7 million 6.55% Class A-1, $243.2 million 7.11% Class A-2 and $463.3 million 7.71% Class A-3 Timber Collateralized Notes due 2028 (the "TIMBER
NOTES"). Concurrent with the closing of the Offering on July 20, 1998, Scotia
Pacific Holding Company ("SCOTIA PACIFIC") was merged into the Company and
Pacific Lumber and Salmon Creek LLC, a wholly owned subsidiary of Pacific Lumber
("SALMON CREEK"), transferred to the Company approximately 13,500 acres of timberlands and the timber and related timber harvesting rights (but not the underlying land) with respect to an additional approximately 19,700 acres of timberlands. The Company in turn transferred to Pacific Lumber the timber and related timber harvesting rights (but not the underlying land) with respect to approximately 1,400 acres of timberlands. On July 20, 1998, the 7.95% Scotia
Pacific Timber Collateralized Notes due July 20, 2015 (the "OLD TIMBER NOTES")
were retired, and the Company paid a cash dividend of $526.1 million. The merger and the transfers have been accounted for as a reorganization of entities under common control which requires the Company to record the assets, liabilities and results of operations of Scotia Pacific after giving effect to the transfers as well as the assets, liabilities and results of operations acquired from Pacific
Lumber and Salmon Creek at their respective historical cost. Accordingly, the
Company is the successor entity to all of Scotia Pacific's historical operations
(exclusive of the assets transferred to Pacific Lumber) and to the historical operations attributable to the timberlands and timber and related timber harvesting rights acquired from Pacific Lumber and Salmon Creek. The merger and the transfers have been reflected in the financial statements of the Company as if such transactions had occurred as of the beginning of the earliest period presented. The retirement of the Old Timber Notes, the issuance of the Timber
Notes and the payment of the $526.1 million cash dividend are reflected in the financial statements for the year ended December 31, 1998, the period in which these transactions occurred.

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

   USE OF ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the financial statements with the Securities and Exchange Commission. Adjustments made using estimates often relate to improved information not previously available. Uncertainties regarding such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, actual results could differ from estimates, and it is possible that the subsequent resolution of any one of the contingent matters described in Note 8 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's financial position, results of operations or liquidity.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Prepaid Timber Harvesting Costs and Other Long-term Assets
      Direct costs associated with the preparation of timber harvesting plans
("THPS") are capitalized and reflected in prepaid timber harvesting costs on the balance sheet. These costs are expensed as the timber covered by the related THP is harvested. Costs associated with the preparation of a sustained yield plan
("SYP") and a multi-species habitat conservation plan ("HCP") are capitalized and reflected in other long-term assets. These costs are being amortized over 10 years.

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

      Concentrations of Credit Risk
      Cash equivalents and marketable securities are invested primarily in commercial paper as well as other types of corporate and government debt obligations. The Company has mitigated its concentration of credit risk with respect to these investments by purchasing high grade investments (ratings of
A1/P1 short-term or at least AA/aa long-term debt). No more than 10% is invested in the same issue.

2.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      Headwaters Transactions
      On March 1, 1999, the United States and California acquired the Headwaters
Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Salmon Creek and Pacific Lumber. Salmon
Creek received $299.9 million for its 4,900 acres, and for its 700 acres Pacific
Lumber received the 7,700 acre Elk River Timberlands, which Pacific Lumber contributed to the Company in June 1999. See Note 8 below for a discussion of additional agreements entered into on March 1, 1999.

      The Company also entered into an agreement with California for the sale of a timber property known as the Owl Creek grove. On December 29, 2000, the
Company sold the Owl Creek grove to California for $67.0 million resulting in a pre-tax gain of $59.5 million.

3.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. As of December 31, 2000 and 1999, the carrying amounts approximated fair value.

      Marketable securities consist primarily of investments in debt securities.
The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as "held-to-maturity" when the Company has the positive intent and ability to hold the securities to maturity. Debt securities which the Company does not have the intent or ability to hold to maturity are classified as "available-for-sale." "Held-to-maturity"
securities are stated at amortized cost. Debt securities classified as
"held-to-maturity" as of December 31, 2000 and 1999, totaled $18.9 million and
$169.1 million, respectively, and had a fair market value of $18.9 million and
$168.5 million, respectively. "Available-for-sale" securities are carried at fair market value, with the unrealized gains and losses included in other comprehensive income and reported in member's deficit. The fair value of substantially all securities is determined by quoted market prices.

      Other investments included in long-term restricted cash, marketable securities and other investments includes $10.1 million as of December 31, 2000, invested in a limited partnership which invests in marketable securities. The carrying amount for this investment reflects the market value of the underlying securities.

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                               DECEMBER 31,
                                                                                        ---------------------------
                                                                                            2000          1999
                                                                                        ------------- -------------

Current assets:
   Cash and cash equivalents, restricted............................................... $       29.2  $          -
   Marketable securities, restricted:
      Amounts held in SAR Account......................................................         16.3          15.9
                                                                                        ------------- -------------
                                                                                                45.5          15.9
Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.........................................................        144.4         153.2
   Amounts held in Prefunding Account..................................................          2.5           3.3
   Other amounts restricted under the Indenture........................................          0.4           0.4

   Less:  Amounts attributable to Timber Notes held in
      SAR Account......................................................................        (52.7)            -
                                                                                        ------------- -------------
                                                                                                94.6         156.9
                                                                                        ------------- -------------
Total restricted cash, marketable securities and other investments..................... $      140.1  $      172.8
                                                                                        ============= =============

      Amounts in the Scheduled Amortization Reserve Account (the "SAR ACCOUNT")
are being held by the trustee under the Indenture to support principal payments on the Timber Notes. See Note 5 for further discussion on the SAR Account.
Amounts held in the "PREFUNDING ACCOUNT" by the trustee are to be used by the
Company to acquire additional timberlands. The current portion of the SAR
Account is determined based on the liquidity needs of the Company which corresponds directly with the current portion of Scheduled Amortization.
Interest and other income from restricted cash deposits for 2000, 1999 and 1998 was $8.5 million, $1.6 million and $2.4 million, respectively.

4.    PROPERTY AND EQUIPMENT

      Property and equipment were recorded at the historical cost of Scotia
Pacific, Pacific Lumber and Salmon Creek, at the beginning of the earliest period presented, net of accumulated depreciation. Subsequent acquisitions of property and equipment are recorded at cost. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The carrying value of property and equipment is assessed when events and circumstances indicate that an impairment is present. The existence of an impairment is determined by comparing the net carrying value of the asset to its estimated undiscounted future cash flows. If an impairment is present, the asset is reported at the lower of carrying value or fair value. The major classes of property and equipment are as follows (dollar amounts in millions):

                                                                                                  DECEMBER 31,
                                                                               ESTIMATED    ----------------------
                                                                              USEFUL LIVES     2000        1999
                                                                             -------------  ----------  ----------
Logging roads...............................................................      15 years  $    28.9   $    24.7
Other.......................................................................  5 - 15 years        1.4          1.3
                                                                                            ----------  ----------
                                                                                                 30.3        26.0
Less:  accumulated depreciation.............................................                    (11.3)       (9.5)
                                                                                            ----------  ----------
                                                                                            $    19.0   $    16.5
                                                                                            ==========  ===========

      Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $1.9 million, $1.6 million and $1.4 million, respectively.

5.    LONG-TERM AND SHORT-TERM DEBT

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

      In connection with the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299.9 million in cash. See Note 2. On November 18, 1999,
$169.0 million of funds from the sale of the Headwaters Timberlands were contributed to the Company and set aside in the SAR Account. Amounts in the SAR
Account are part of the collateral securing the Timber Notes and will be used to make principal payments to the extent that other available amounts are insufficient to pay Scheduled Amortization on the Class A-1 and Class A-2 Timber
Notes. In addition, during the six years beginning January 20, 2014, amounts in the SAR Account will be used to amortize the Class A-3 Timber Notes as set forth in the Indenture, as amended. Funds may from time to time be released to the
Company from the SAR Account if the amount in the account exceeds the then
Required Scheduled Amortization Reserve Balance (as defined in the Indenture).
If the balance in the SAR Account falls below the Required Scheduled
Amortization Reserve Balance, up to 50% of any Remaining Funds (funds that could otherwise be released to the Company free of the lien securing the Timber Notes)
is required to be used on each monthly deposit date to replenish the SAR
Account. The amount attributable to Timber Notes held in the SAR Account of
$52.7 million reflected in Note 3 represents $59.9 million principal amount of reacquired Timber Notes. Repurchases made during the year ended December 31,
2000, resulted in an extraordinary gain of $6.0 million.

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

      The following table presents the amortization of the Timber Notes, excluding $59.9 million of repurchased Timber Notes held in the SAR Account, based on Minimum Principal Amortization and Scheduled Amortization (in
millions):

                                                      MINIMUM
                                                     PRINCIPAL      SCHEDULED
                                                   AMORTIZATION   AMORTIZATION
                                                   -------------  -------------
Years Ending December 31:
   2001..........................................  $          -  $       14.1
   2002..........................................           7.4          14.8
   2003..........................................          10.8          16.7
   2004..........................................          12.8          19.2
   2005..........................................          14.7          21.7
   Thereafter....................................         737.5         696.7
                                                   ------------- -------------
                                                   $      783.2  $      783.2
                                                   ============= =============

      As of December 31, 2000 and 1999, the estimated fair value of debt, including current maturities, was $688.1 million and $764.1 million, respectively. The estimated fair value of debt is determined based on the quoted market price for the Timber Notes. The Timber Notes are thinly traded financial instruments; accordingly, their market price at any balance sheet date may not be representative of the price which would be derived from a more active market.

      Pursuant to certain liquidity requirements under the Indenture, the
Company has entered into an agreement (the "LINE OF CREDIT") with a group of banks (the "LIQUIDITY PROVIDERS") pursuant to which the Company may borrow to pay interest on the Timber Notes. The maximum amount the Company may borrow is equal to one year's interest on the aggregate outstanding principal balance of the Timber Notes (the "REQUIRED LIQUIDITY AMOUNT"). At December 31, 2000, the
Required Liquidity Amount was $62.0 million. The Line of Credit expires on July
15, 2001. Annually, the Company will request that the Liquidity Providers extend the Line of Credit for a period of not less than 364 days. If not extended, the
Company may draw upon the full amount available. Borrowings under the Line of
Credit generally bear interest at the Base Rate (as defined in the Line of
Credit) plus 0.25% or at a one month or six month LIBOR rate plus 1% at any time the borrowings have not been continually outstanding for more than six months.
As of December 31, 2000, the Company had no borrowings outstanding under the
Line of Credit.

      On the January 22, 2001, note payment date for the Timber Notes, the
Company had $40.8 million set aside in the note payment account to pay the $31.0 million of interest due and $9.8 of principal. The Company repaid an additional
$3.3 million of principal on the Timber Notes using funds held in the SAR
Account resulting in a total principal payment of $13.1 million (an amount equal to Scheduled Amortization). In addition, $10.8 million in funds representing the excess in the SAR Account above the Required Scheduled Amortization Reserve
Balance were released from the SAR Account on January 22, 2001. The Company made a distribution to Pacific Lumber in the amount of $73.1 million, $63.9 million of which was made using funds from the sale of the Owl Creek grove and $9.2 million of which was made using excess funds released from the SAR Account.

6.    RELATED PARTY TRANSACTIONS

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

      Scotia Pacific and Pacific Lumber also entered into a services agreement on March 23, 1993 (the "ORIGINAL SERVICES AGREEMENT"), pursuant to which Pacific
Lumber provided a variety of operational, management and related services in respect of Scotia Pacific's timber properties not provided by Scotia Pacific's employees, including reforestation, fire protection and road maintenance, rehabilitation and construction. Scotia Pacific paid Pacific Lumber an annual fee, payable in equal monthly installments and subject to annual adjustment provisions, for such services. On July 20, 1998, the Company and Pacific Lumber entered into a services agreement (the " SERVICES AGREEMENT") under which the
Company pays a Services Fee (as defined) in an initial amount of $107,000 per month and reimburses Pacific Lumber for the cost of constructing, rehabilitating and maintaining roads and performing reforestation services. For the years ended
December 31, 2000, and 1999, $11.6 million and $9.9 million was recorded under the Services Agreement, respectively. For the year ended December 31, 1998, amounts recorded under the Original Services Agreement and the New Services
Agreement were $5.2 million.

7.    PROVISION IN LIEU OF INCOME TAXES

      These financial statements treat the Company as a taxable entity for the periods presented up through July 20, 1998, at which time the Company, having not made an election to be treated as an association, began being disregarded as a separate taxable entity solely for income tax purposes. Beginning on July 21,
1998, the Company is treated as a division of Pacific Lumber. After July 20,
1998, all income taxes for the Company are shown on Pacific Lumber's financial statements, and all deferred income tax assets and deferred income tax liabilities for the Company at December 31, 2000 and December 31, 1999 are
reflected in Pacific Lumber's financial statements.

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

      The provision in lieu of income taxes on income before income taxes for the year ended December 31, 1998 consists of the following (in millions):

Current provision in lieu of income taxes:
   Federal....................................... $        5.3
   State.........................................          1.5
                                                  -------------
                                                           6.8
                                                  -------------
Deferred provision in lieu of income taxes:
   Federal........................................         0.7
   State..........................................         0.1
                                                   ------------
                                                           0.8
                                                   ------------
                                                   $       7.6
                                                   ============

      A reconciliation between the provision in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes for the year ended December 31, 1998 is as follows (in millions):

Income before income taxes...................................... $       18.5
                                                                 =============

Amount of federal income tax based upon the statutory rate...... $        6.5
State taxes, net of federal tax benefit.........................          1.0
Other...........................................................          0.1
                                                                 -------------
                                                                 $        7.6
                                                                 =============

8.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP and Pacific Lumber's timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. As further described in Note 2, on March 1, 1999, Pacific Lumber and MAXXAM
consummated the Headwaters Agreement with the United States and California. In addition to the transfer of the Headwaters Timberlands described in Note 2, the
SYP and the HCP were approved and incidental take permits related to the HCP
(the "PERMITS") were issued.

       The SYP complies with certain California Board of Forestry and Fire
Protection regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years
(subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the California Department of Forestry and Fire Protection
(the "CDF"). Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors.
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

      Under the Federal Clean Water Act, the Environmental Protection Agency
("EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In the
December 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the September 2000 report by the staff of the North Coast
Regional Water Quality Control Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Dates for hearings concerning these matters have not been scheduled. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, a lawsuit entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell,
Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company,
MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company, et al. (the "ROLLINS
LAWSUIT") was filed. On March 5, 2001, the parties in the Rollins lawsuit reached an agreement to settle this matter. Substantially all of the amounts to be paid to the plaintiffs will be paid by the Company's insurers. Still pending is a similar lawsuit, also filed on December 2, 1997, entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings
Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia
Pacific Company LLC, et al. (the "WRIGLEY LAWSUIT"). This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the
Elk River watershed. The Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit; however, there can be no assurance that it will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      On March 31, 1999, an action entitled Environmental Protection Information
Center, Sierra Club v. California Department of Forestry and Fire Protection,
California Department of Fish and Game, The Pacific Lumber Company, Scotia
Pacific Company LLC, Salmon Creek Corporation, et al. (the "EPIC-SYP/PERMITS
LAWSUIT") was filed alleging various violations of the CESA and the California
Environmental Quality Act, and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley
v. California Department of Forestry and Fire Protection, The Pacific Lumber
Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the "USWA
LAWSUIT") was filed also challenging the validity and legality of the SYP. The
Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges.
Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      On or about February 23, 2001, the Company and Pacific Lumber received a letter from the Environmental Protection Information Association of its 60-day
notice of intent to sue the Company and Pacific Lumber under the federal Clean
Water Act ("CWA"). The letter alleges a number of violations of the CWA by the
Company and Pacific Lumber in certain watersheds since 1990. If filed, the lawsuit will purportedly seek declarative and injunction relief for past violations and to prevent future violations, as well as civil penalties. Such civil penalties could be up to $25,000 per day for each continuing violation.
The Company does not know when or if a lawsuit will be filed regarding this matter, or if a lawsuit is filed, the ultimate impact of such lawsuit on its financial condition or results of operations.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

9.    COMPREHENSIVE INCOME (LOSS) AND MEMBER CAPITAL (DEFICIT)

      Comprehensive income (loss) includes the following (in millions):

                                                                                   YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                             2000              1999            1998
                                                                        ------------    ------------    ------------
Net income (loss)....................................................   $     104.6     $     (32.4)    $     (24.5)
Other comprehensive income:
   Change in value of available-for-sale investments.................           1.1               -               -
                                                                        ------------    ------------    ------------
Total comprehensive income (loss)....................................   $     105.7     $     (32.4)    $     (24.5)
                                                                        ============    ============    ============

      A reconciliation of the activity in member capital (deficit) is as follows
(in millions):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------------
                                                                                  2000          1999          1998
                                                                              ------------  ------------  ------------

Balance at beginning of period..............................................  $    (399.4)  $    (552.9)  $      17.1
Comprehensive income (loss).................................................        105.7         (32.4)        (24.5)
Transfer of deferred tax assets to Pacific Lumber...........................            -             -         (22.9)
Contribution of assets by Pacific Lumber....................................          5.7           6.1             -
Assumption of net tax liabilities by Pacific Lumber.........................            -             -           6.7
Dividends from Offering.....................................................            -             -        (526.1)
Other dividends paid........................................................            -             -          (6.7)
Other contributions  (distributions)........................................            -         179.8           3.5
                                                                              ------------  ------------  ------------

Balance at end of period....................................................  $    (288.0)  $    (399.4)  $    (552.9)
                                                                              ============  ============  ============

10.     SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       2000      1999       1998
                                                                                     --------- ---------  ---------
                                                                                              (IN MILLIONS)
Supplemental information on non-cash investing and financing activities:
   Repurchases of debt using restricted cash.......................................  $   52.5  $      -   $      -
   Purchases of marketable securities and other investments using restricted cash..       0.4      15.9          -
   Contribution (distribution) of assets by (to) Pacific Lumber....................       5.7       6.1       (6.1)
   Assumption of net tax liabilities by Pacific Lumber.............................         -         -        6.7
   Deferred financing costs payable................................................         -         -        1.0
   Acquisition of assets subject to long-term debt and other liabilities...........         -         -        0.5
   Transfers of deferred tax assets to Pacific Lumber..............................         -         -       22.9

Supplemental disclosure of cash flow information:
   Interest paid...................................................................  $   63.1  $   64.3   $   25.5

11.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summary quarterly financial information for the years ended December 31,
2000 and 1999 is as follows (in millions):

                                                                            THREE MONTHS ENDED
                                                        -----------------------------------------------------------
                                                           MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                        -------------- -------------- -------------- --------------
2000:
   Log sales to Pacific Lumber......................... $        20.3  $        26.8  $        47.3  $        33.6
   Operating income....................................          14.4           19.5           37.3           21.9
   Income (loss) before extraordinary item.............          (0.2)           5.9           24.1           68.8
   Net income..........................................           2.2            5.9           24.3           72.2
1999:
   Log sales to Pacific Lumber......................... $         6.3  $         8.4  $        19.1  $        17.6
   Operating income....................................           2.5            4.7           13.2           10.8
   Net loss............................................         (13.4)         (11.5)          (3.3)          (4.2)

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

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

      1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

           Report of Independent Public Accountants
           Balance Sheet at December 31, 2000 and 1999
           Statement of Income for the Years Ended December 31, 2000, 1999 and 1998
           Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
           Notes to Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES:

           Schedules are inapplicable or the required information is included in the financial statements or the notes thereto.

(B)   REPORTS ON FORM 8-K

      On December 20, 2000, the Company filed a Current Report on Form 8-K
(under Item 9), dated December 20, 2000, related to the filing of two certificates in respect of the Company's Timber Notes.

      On January 2, 2001, the Company filed a current report on Form 8-K (under
Item 9), dated December 29, 2000, related to the sale of approximately 1,200 acres of timberlands known as the Owl Creek grove.

      On January 23, 2001, the Company filed a current report on Form 8-K (under
Item 9), dated January 22, 2001, related to the filing of two certificates in respect of the Company's Timber Notes.

      On March 21, 2001, the Company filed a current report on Form 8-K (under
Item 9), dated March 21, 2001, related to the filing of a certificate in respect of the Company's Timber Notes.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 30, which index is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        SCOTIA PACIFIC COMPANY LLC

Date:   March 28, 2001             By:                     /S/ JOHN A. CAMPBELL
                                       -------------------------------------------------------------
                                                              John A. Campbell,
                                                           Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

Date:   March 28, 2001             By:                     /S/ JOHN A. CAMPBELL
                                       --------------------------------------------------------------
                                                              John A. Campbell
                                                Chairman of the Board, President and Manager
                                                       (Principal Executive Officer)

Date:   March 28, 2001             By:                     /S/ JARED G. CARTER
                                       --------------------------------------------------------------
                                                              Jared G. Carter
                                                                  Manager

Date:   March 28, 2001             By:                     /S/ J. KENT FRIEDMAN
                                       --------------------------------------------------------------
                                                              J. Kent Friedman
                                                                  Manager

Date:   March 28, 2001             By:                      /S/ JOHN T. LA DUC
                                       --------------------------------------------------------------
                                                               John T. La Duc
                                                                  Manager

Date:   March 28, 2001             By:                      /S/ EZRA G. LEVIN
                                       --------------------------------------------------------------
                                                               Ezra G. Levin
                                                                  Manager

Date:   March 28, 2001             By:                     /S/ PAUL N. SCHWARTZ
                                       --------------------------------------------------------------
                                                              Paul N. Schwartz
                                                                  Manager

Date:   March 28, 2001             By:                       /S/ JACK M. WEBB
                                       --------------------------------------------------------------
                                                                Jack M. Webb
                                                            Independent Manager

Date:   March 28, 2001             By:                      /S/ GARY L. CLARK
                                       --------------------------------------------------------------
                                                               Gary L. Clark
                                                Vice President - Finance and Administration
                                                (Principal Financial and Accounting Officer)

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------       ------------------------------------------------------------------
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
10.9           Letter dated as of February 25, 1999 from the CDF to Pacific Lumber
               (incorporated herein by reference to Exhibit 99.8 to the Company
               March 19, 1999 Form 8-K)
10.10          Letter dated as of March 1, 1999 from the CDF to Pacific
               Lumber (incorporated herein by reference to Exhibit 99.9 to the Company March 19, 1999 Form 8-K)
10.11          Letter dated as of March 1, 1999 from the USFWS and the U.S.
               Department of Commerce National Oceanic and Atmospheric
               Administration to Pacific Lumber, Salmon Creek and the Company
               (incorporated herein by reference to Exhibit 99.10 to the Company
               March 19, 1999 Form 8-K)