Form 10-Q
period 2001-03-31
SCOTIA PACIFIC CO LLC
filed 2001-05-14
CIK 1066797

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         Item 1.   Financial Statements:
                   Balance Sheet at March 31, 2001 and December 31, 2000
                   Statement of Income for the three months ended March 31, 2001 and 2000
                   Statement of Cash Flows for the three months ended March 31, 2001 and 2000
                   Condensed Notes to Financial Statements

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

PART II.  -  OTHER INFORMATION

         Item 1.   Legal Proceedings
         Item 6.   Exhibits and Reports on Form 8-K
         Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2001          2000
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................... $        9.1  $       98.1
   Marketable securities, restricted...................................................         16.7          16.3
   Receivables from Pacific Lumber.....................................................          4.9          11.2
   Prepaid timber harvesting costs.....................................................          6.5           5.7
   Other prepaid expenses and other current assets.....................................          0.3           0.5
                                                                                        ------------- -------------
      Total current assets.............................................................         37.5         131.8
Timber and timberlands, net of accumulated depletion of $252.8 and
   $251.8, respectively................................................................        254.6         255.0
Property and equipment, net of accumulated depreciation of $11.8 and
   $11.3, respectively.................................................................         19.0          19.0
Deferred financing costs, net..........................................................         17.5          17.8
Restricted cash, marketable securities and other investments...........................         84.9          94.6
Other assets...........................................................................          7.3           7.4
                                                                                        ------------- -------------
                                                                                        $      420.8  $      525.6
                                                                                        ============= =============

Liabilities and Member Deficit
Current liabilities:
   Due to Pacific Lumber............................................................... $        0.8  $        0.3
   Accrued interest....................................................................         11.2          26.3
   Other accrued liabilities...........................................................          1.6           3.4
   Current maturities of long-term debt................................................         16.8          16.4
                                                                                        ------------- -------------
      Total current liabilities........................................................         30.4          46.4
Long-term debt, less current maturities and excluding $58.2 and $59.9, respectively,
   of Timber Notes held in SAR Account.................................................        755.5         767.2
                                                                                        ------------- -------------
      Total liabilities................................................................        785.9         813.6
                                                                                        ------------- -------------

Contingencies (See Note 3)

Member deficit.........................................................................       (365.1)       (288.0)
                                                                                        ------------- -------------
                                                                                        $      420.8  $      525.6
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                           STATEMENT OF INCOME (LOSS)
                            (IN MILLIONS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)

Log sales to Pacific Lumber...............................................................  $    13.1   $     20.3
                                                                                            ----------  -----------

Operating expenses:
   General and administrative.............................................................        3.6          3.4
   Depletion, depreciation and amortization...............................................        1.7          2.5
                                                                                            ----------  -----------
                                                                                                  5.3          5.9
                                                                                            ----------  -----------

Operating income..........................................................................        7.8         14.4

Other income (expense):
   Interest and other income..............................................................        2.4          1.5
   Interest expense.......................................................................       (14.8)      (16.1)
                                                                                            ----------  -----------
Loss before extraordinary item............................................................       (4.6)        (0.2)
Extraordinary item:
   Gains on repurchases of debt...........................................................          -          2.4
                                                                                            ----------  -----------
Net income (loss).........................................................................  $    (4.6)  $      2.2
                                                                                            ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ----------------------
                                                                                                2001       2000
                                                                                             ---------- -----------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................................  $    (4.6) $      2.2
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Extraordinary gains on repurchases of debt...........................................          -        (2.4)
      Depletion, depreciation and amortization.............................................        1.7         2.5
      Amortization of deferred financing costs.............................................        0.3         0.4
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber....................................................        6.3        (5.1)
        Prepaid timber harvest costs.......................................................       (0.8)       (1.1)
        Due to Pacific Lumber..............................................................        0.1         0.1
        Accrued interest...................................................................      (15.1)      (16.2)
        Other accrued liabilities..........................................................       (1.8)       (0.4)
      Other................................................................................        0.2           -
                                                                                             ---------- -----------
      Net cash used for operating activities...............................................      (13.7)      (20.0)
                                                                                             ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................................................       (0.7)       (1.4)
   Restricted cash withdrawals used to acquire timberlands.................................          -         0.3
                                                                                             ---------- -----------
      Net cash used for investing activities...............................................       (0.7)       (1.1)
                                                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt........................      (11.4)      (13.0)
   Net borrowings under line of credit agreement...........................................          -        23.2
   Member distribution.....................................................................      (73.1)          -
   Net changes in debt related restricted cash, marketable securities and other
      investments..........................................................................        9.9        11.4
                                                                                             ---------- -----------
      Net cash provided by (used for) financing activities.................................      (74.6)       21.6
                                                                                             ---------- -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................      (89.0)        0.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................................       98.1         1.3
                                                                                             ---------- -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................  $     9.1  $      1.8
                                                                                             ========== ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash...............................................  $       -  $     18.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid...........................................................................  $    29.5  $     31.9

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the
Company at March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI which is a wholly owned subsidiary of MAXXAM.

2.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                          March 31,    DECEMBER 31,
                                                                                            2001           2000
                                                                                        -------------  ------------
                                                                                         (UNAUDITED)
Current assets:
   Cash and cash equivalents, restricted..............................................  $        5.2   $      29.2
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................          16.7          16.3
                                                                                        -------------  ------------
                                                                                                21.9          45.5
Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account........................................................         134.1         144.4
   Amounts held in Prefunding Account.................................................           2.5           2.5
   Other amounts restricted under the Indenture.......................................           0.3           0.4
   Less: Amounts attributable to Timber Notes held in SAR Account.....................         (52.0)        (52.7)
                                                                                        -------------  ------------
                                                                                                84.9          94.6
                                                                                        -------------  ------------
Total restricted cash, marketable securities and other investments....................  $      106.8   $     140.1
                                                                                        =============  ============

      Funds held in the SAR Account include a limited partnership interest in an investment fund (the "Equity Fund Partnership") which invests in a diversified portfolio of common stocks and other equity securities whose issuers are included in merger, tender offer, spin-off or recapitalization transactions. The following table shows the Company's investment in the Equity Fund Partnership and the ownership interest (dollars in millions):

                                                                                          MARCH 31,      DECEMBER 31,
                                                                                            2001             2000
                                                                                        -------------   --------------

Investment in Equity Fund Partnership................................................   $       10.2    $        10.1
Percentage of ownership held.........................................................            3.5%            10.8%

3.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP and Pacific Lumber's timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. On
March 1, 1999, Pacific Lumber and MAXXAM consummated the Headwaters Agreement with the United States and California. In addition to the transfer of the
Headwaters Timberlands, the SYP and HCP were approved and the Permits were issued.

       The SYP complies with certain California Board of Forestry and Fire
Protection regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years
(subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the ESA and/or the CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. The Company believes that the SYP and the HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Regional Water Quality Control Board are in the process of establishing
TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The
Company expects this process to continue into 2010. In the December 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated
that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the
September 2000 report by the staff of the North Coast Regional Water Quality
Control Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Dates for hearings concerning these matters have not been scheduled. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the
HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, the
Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed. The
Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit; however, there can be no assurance that it will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

      On or about February 23, 2001, the Company and Pacific Lumber received a letter from the Environmental Protection Information Association of its 60-day
notice of intent to sue the Company and Pacific Lumber under the CWA. The letter alleges a number of violations of the CWA by the Company and Pacific Lumber in certain watersheds since 1990. If filed, the lawsuit will purportedly seek declarative and injunction relief for past violations and to prevent future violations, as well as civil penalties. Such civil penalties could be up to
$25,000 per day for each continuing violation. The Company does not know when or if a lawsuit will be filed regarding this matter, or if a lawsuit is filed, the ultimate impact of such lawsuit on its financial condition or results of operations.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

4.    COMPREHENSIVE INCOME (LOSS) AND MEMBER DEFICIT

      Comprehensive income includes the following (in millions):

                                                                                          THREE MONTHS ENDED
                                                                                    MARCH 31, 2001   MARCH 31, 2000
                                                                                    ---------------  --------------
Net income (loss).................................................................. $         (4.6)  $         2.2
Other comprehensive income:
   Change in value of available-for-sale investments...............................            0.6               -
                                                                                    ---------------  --------------
Total comprehensive income (loss).................................................. $         (4.0)  $         2.2
                                                                                    ===============  ==============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                           THREE MONTHS ENDED
                                                                                     MARCH 31, 2001  MARCH 31, 2000
                                                                                     --------------  --------------
Balance at beginning of period...................................................... $      (288.0)  $      (399.4)
Comprehensive income (loss).........................................................          (4.0)            2.2
Member distribution.................................................................         (73.1)              -
                                                                                     --------------  --------------
Balance at end of period............................................................ $      (365.1)  $      (397.2)
                                                                                     ==============  ==============

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
Harvest Value Schedules are based on twenty-four months of actual log and timber sales that occur within nine specified timber value areas. These sales are arms length transactions adjusted for time by indexing the prices (using log and lumber price trends) to a specific date, which is approximately sixty days prior to the effective date of the Harvest Value Schedules. However, SBE prices may not necessarily be representative of actual prices that would be realized from unrelated parties at subsequent dates.

      Seasonality. Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal because of the harvesting, road use, wet weather and other restrictions imposed by the HCP. As a result, a substantial majority of the future harvesting on the Company's timberlands can be expected to be concentrated during the period from June through October of each year. Some of these restrictions may be modified under the adaptive management provision contained in the HCP, and as a result of the watershed analysis process to be performed over the five-year period beginning March 1, 1999. See Note 3 to the Condensed Financial
Statements.

      Log sales to Pacific Lumber
      Net sales from logs were $13.1 million and $20.3 million for the three months ended March 31, 2001 and 2000, respectively. The decrease was largely due to a reduction of log delivery volumes. The volume of log deliveries for such periods was 12,700 Mbfe and 21,000 Mbfe, respectively. The decrease in volume was predominantly due to a decrease in available-to-log THPs. Seasonal harvesting restrictions imposed under the HCP reduced the number of available-to-log THPs as compared to the prior year. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

   Operating Income and Net Income (Loss)
   Operating income was $7.8 million and $14.4 million for the three months ended March 31, 2001 and 2000, respectively. Net income (loss) was $(4.6)
million and $2.2 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in operating income is largely attributable to the decrease in net sales discussed above but slightly offset by a decrease in depletion resulting from the lower harvest. The Company had a net loss for the three months ended March 31, 2001, as compared to net income for the comparable prior year period as a result of the decrease in operating income discussed previously. In addition, results for the three months ended March 31, 2000, included a $2.2 million extraordinary item related to gains on repurchases of
Timber Notes.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      The Line of Credit expires on July 15, 2001, but it is expected to be renewed annually, subject to approval of the bank group. At March 31, 2001, the
Company could have borrowed a maximum of $61.1 million under the Line of Credit, and there were no borrowings outstanding under the Line of Credit.

      On the January 22, 2001, note payment date for the Timber Notes, the
Company had $40.8 million set aside in the note payment account to pay the $31.0 million of interest due as well as $9.8 million of principal. The Company repaid an additional $3.3 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $13.1 million, an amount equal to Scheduled Amortization. In addition, the Company made a distribution in the amount of $73.1 million to its parent, Pacific Lumber, $63.9 million of which was made using funds from the December 2000 sale of the Owl
Creek grove and $9.2 million of which was made using excess funds released from the SAR Account.

      With respect to short-term liquidity, the Company believes that it will generate sufficient cash from operations to pay all of the interest and required principal on the Timber Notes on the July 20, 2001 payment date; however, given the uncertainties concerning the ability of the Company to obtain THP approvals, restrictions on winter harvesting operations and other matters, there can be no assurance that this will be the case. Any shortfall in funds available to pay interest would be borrowed under the Line of Credit. The Company also expects that all or a portion of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account.

      Pacific Lumber's financial condition will affect its ability to purchase logs from the Company and to meet its obligations under the Services Agreement.
Pacific Lumber's liquidity improved significantly as a result of the $73.1 million distribution paid January 22, 2001. Nevertheless, Pacific Lumber expects that near-term cash flows from operations will be adversely affected by an inadequate supply of logs and a related slowdown in lumber production. Pacific
Lumber may require funds available under Pacific Lumber's revolving credit agreement, repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for 2001. With respect to long-term liquidity, although
Pacific Lumber expects that its existing cash and cash equivalents should provide sufficient funds to meet its working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from the Company, there can be no assurance that this will be the case.

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

      Regulatory and environmental matters play a significant role in the
Company's operations. See Note 3 to the Condensed Financial Statements and Item
1. "Business--Regulatory and Environmental Factors" of the Form 10-K for a
discussion of these matters. Regulatory compliance and related litigation have increased the cost of logging operations, and the Company has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs, resulting in delayed or reduced harvest and lower net sales.

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans. As a result of the implementation process, 1999 and 2000 were transition years for the Company with respect to the filing and approval of its THPs. The rate of approvals of THPs during the three months ended March 31, 2001 continues to be below what the Company requires to meet its targeted harvest levels under the SYP, principally because government agencies have failed to approve THPs in a timely manner. Nevertheless, the
Company anticipates that once they are fully implemented, the Environmental
Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

      There can be no assurance that the Company will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Note 3 to the Condensed
Financial Statements for further information regarding regulatory and legal proceedings affecting the Company.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. No material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           None

      B.      REPORTS ON FORM 8-K:

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

      On February 21, 2001, the Company filed a current report on Form 8-K
(under Item 9), dated February 20, 2001, related to a filing of a certificate in respect of the Company's Timber Notes.

      On March 23, 2001, the Company filed a current report on Form 8-KA (under
Item 9), dated March 21, 2001, related to the filing of a certificate in respect of the Company's Timber Notes.

      On April 23, 2001, the Company filed a current report on Form 8-K (under
Item 9), dated April 20, 2001, related to the filing of a certificate in respect of the Company's Timber Notes.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the
Registrant.

                                                    SCOTIA PACIFIC COMPANY LLC

Date: May 11, 2001                 By:                   /S/ GARY L. CLARK
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

CWA: Federal Clean Water Act

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

Equity Fund Partnership: A partnership investing in equity securities in which the Company holds a limited partnership interest

ESA:  The federal Endangered Species Act

Forest Practice Act:  The California Forest Practice Act

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000

Harvest Value Schedule: A schedule setting forth the SBE Prices published bi-annually by the California Board of Equalization applicable to the timber sold during the period covered by the schedule for purposes of computing timber yield taxes

HCP: The habitat conservation plan covering multiple species approved on
March 1, 1999, in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 28, 1996, agreement between Pacific Lumber,
Scotia LLC, Salmon Creek, the United States and California which provided the framework for the acquisition by the United States and California of the
Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and
California on March 1, 1999

Indenture:  The indenture governing the Timber Notes

Line of Credit: The agreement between a group of lenders and the Company pursuant to which the Company may borrow in order to pay up to one year's interest on the Timber Notes

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

SYP: The sustained yield plan approved on March 1, 1999, in connection with the consummation of the Headwaters Agreement

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