Form 10-Q
period 2001-06-30
SCOTIA PACIFIC CO LLC
filed 2001-08-13
CIK 1066797

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

    Item 1.   Financial Statements:
              Balance Sheet at June 30, 2001 and December 31, 2000
              Statement of Income for the three and six months ended June 30,
                 2001 and 2000
              Statement of Cash Flows for the six months ended June 30, 2001 and 2000
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
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................... $       22.8  $       98.1
   Marketable securities, restricted...................................................         16.7          16.3
   Receivables from Pacific Lumber.....................................................         16.7          11.2
   Prepaid timber harvesting costs.....................................................          7.6           5.7
   Other current assets................................................................          0.9           0.5
                                                                                        ------------- -------------
      Total current assets.............................................................         64.7         131.8
Timber and timberlands, net of accumulated depletion of $255.3 and
   $251.8, respectively................................................................        253.5         255.0
Property and equipment, net of accumulated depreciation of $12.1 and
   $11.3, respectively.................................................................         19.3          19.0
Deferred financing costs, net..........................................................         17.1          17.8
Restricted cash, marketable securities and other investments...........................         86.6          94.6
Other assets...........................................................................          7.2           7.4
                                                                                        ------------- -------------
                                                                                        $      448.4  $      525.6
                                                                                        ============= =============

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Pacific Lumber............................................................... $        1.3  $        0.3
   Accrued interest....................................................................         25.5          26.3
   Other accrued liabilities...........................................................          2.5           3.4
   Current maturities of long-term debt................................................         16.7          16.4
                                                                                        ------------- -------------
      Total current liabilities........................................................         46.0          46.4
Long-term debt, less current maturities and excluding $58.2 and $59.9, respectively,
   of Timber Notes held in SAR Account.................................................        755.5         767.2
                                                                                        ------------- -------------
      Total liabilities................................................................        801.5         813.6
                                                                                        ------------- -------------

Contingencies (See Note 3)

Member deficit.........................................................................       (353.1)       (288.0)
                                                                                        ------------- -------------
                                                                                        $      448.4  $      525.6
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                               STATEMENT OF INCOME
                            (IN MILLIONS OF DOLLARS)

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)

Log sales to Pacific Lumber......................................  $     32.7   $    26.8   $    45.8   $     47.1
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   General and administrative....................................         4.7         4.3         8.3          7.7
   Depletion, depreciation and amortization......................         3.1         3.0         4.8          5.5
                                                                   -----------  ----------  ----------  -----------
                                                                          7.8         7.3        13.1         13.2
                                                                   -----------  ----------  ----------  -----------

Operating income.................................................        24.9        19.5        32.7         33.9

Other income (expense):
   Interest and other income.....................................         2.0         2.3         4.4          3.8
   Interest expense..............................................       (14.7)       (15.9)     (29.5)       (32.0)
                                                                   -----------  ----------  ----------  -----------
Income before extraordinary item.................................        12.2         5.9         7.6          5.7
Extraordinary item:
   Gains on repurchases of debt..................................           -           -           -          2.4
                                                                   -----------  ----------  ----------  -----------
Net income.......................................................  $     12.2   $     5.9   $     7.6   $      8.1
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                             ----------------------
                                                                                                2001       2000
                                                                                             ---------- -----------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................................................  $     7.6  $      8.1
   Adjustments to reconcile net income to net cash provided by operating activities:
      Extraordinary gain on repurchases of debt............................................          -        (2.4)
      Depletion, depreciation and amortization.............................................        4.8         5.5
      Amortization of deferred financing costs.............................................        0.7         0.7
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber....................................................       (5.5)       (7.1)
        Prepaid timber harvest costs.......................................................       (1.9)       (2.5)
        Due to Pacific Lumber..............................................................        0.7         0.2
        Accrued interest...................................................................       (0.8)       (1.1)
        Other accrued liabilities..........................................................       (0.9)       (0.3)
        Other..............................................................................       (0.7)          -
                                                                                             ---------- -----------
      Net cash provided by operating activities............................................        4.0         1.1
                                                                                             ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................................................       (2.9)       (3.2)
   Restricted cash withdrawals used to acquire timberlands.................................          -         0.3
                                                                                             ---------- -----------
      Net cash used for investing activities...............................................       (2.9)       (2.9)
                                                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt........................      (11.4)      (13.0)
   Borrowings (repayments) under line of credit agreement..................................          -         5.5
   Member distribution.....................................................................      (73.1)          -
   Net changes in debt related restricted cash, marketable securities and other
      investments..........................................................................        8.1         9.3
                                                                                             ---------- -----------
      Net cash provided by (used for) financing activities.................................      (76.4)        1.8
                                                                                             ---------- -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................      (75.3)          -
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................................       98.1         1.3
                                                                                             ---------- -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................  $    22.8  $      1.3
                                                                                             ========== ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash...............................................  $       -  $     20.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid...........................................................................  $    29.6  $     32.3

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company at June 30, 2001, and the results of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. The Company is a wholly owned subsidiary of
Pacific Lumber which is a wholly owned subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI which is a wholly owned subsidiary of MAXXAM.

2.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                          JUNE 30,     DECEMBER 31,
                                                                                            2001           2000
                                                                                        -------------  ------------
                                                                                         (UNAUDITED)
Current assets:
   Cash and cash equivalents, restricted..............................................  $       18.2   $      29.2
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................          16.7          16.3
                                                                                        -------------  ------------
                                                                                                34.9          45.5
Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account........................................................         136.9         144.4
   Other amounts restricted under the Indenture.......................................           2.8           2.9
   Less: Amounts attributable to Timber Notes held in SAR Account.....................         (53.1)        (52.7)
                                                                                        -------------  ------------
                                                                                                86.6          94.6
                                                                                        -------------  ------------
Total restricted cash, marketable securities and other investments....................  $      121.5   $     140.1
                                                                                        =============  ============

      Funds held in the SAR Account include a limited partnership interest in the Equity Fund Partnership, which invests in a diversified portfolio of common stocks and other equity securities whose issuers are involved in merger, tender offer, spin-off or recapitalization transactions. The following table shows the
Company's investment in the Equity Fund Partnership and the ownership interest
(dollars in millions).

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            2001             2000
                                                                                        -------------   --------------

Investment in Equity Fund Partnership................................................   $        10.5   $        10.1

Percentage of ownership held.........................................................            3.3%            10.8%

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

      The SYP complies with the California Board of Forestry and Fire
Protection regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years
(subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the ESA and/or the CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for 17 northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In the December 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the September 2000 report by the staff of the North Coast Water Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Dates for hearings concerning these matters have not been scheduled. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans. As a result of the implementation process, 1999 and 2000 were transition years for the Company with respect to the filing and approval of its THPs, principally because government agencies have failed to approve THPs in a timely manner. The rate of approvals of THPs during the three months ended June 30, 2001, has improved somewhat over prior quarters;
however, it continues to be below what the Company requires to meet its targeted harvest levels under the SYP. Nevertheless, the Company anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. On December 2, 1997, the Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed. The
Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit; however, there can be no assurance that it will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging various violations of the CESA and the California Environmental Quality Act, and
challenging, among other things, the validity and legality of the SYP and the
Permits issued by California. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      In connection with a February 2001 notice of intent to sue Pacific Lumber, on July 24, 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that the
Company and Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

4.    COMPREHENSIVE INCOME AND MEMBER DEFICIT

      Comprehensive income includes the following (in millions):

                                                              THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                                              --------------------------  -------------------------
                                                                  2001          2000         2001          2000
                                                              ------------  ------------  -----------  ------------
Net income..................................................  $      12.2   $       5.9   $      7.6   $       8.1
Other comprehensive income:
   Net change in fair value of available-for-sale investments        (0.2)            -          0.4             -
                                                              ------------  ------------  -----------  ------------
Total comprehensive income..................................  $      12.0   $       5.9   $      8.0   $       8.1
                                                              ============  ============  ===========  ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                     SIX MONTHS ENDED
                                                                                      JUNE 30, 2001
                                                                                   --------------------
Balance at beginning of period.................................................... $       (288.0)
Comprehensive income..............................................................            8.0
Member distribution...............................................................          (73.1)
                                                                                   --------------------
Balance at end of period.......................................................... $       (353.1)
                                                                                   ====================

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

      The following should be read in conjunction with the financial statements in Part I, Item 1 of this Report, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial
Statements and Supplementary Data" of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms"
contained in Appendix A. Except as otherwise noted, all references to notes represent the Notes to the Condensed Financial Statements included in Item 1.

      This Quarterly Report on Form 10-Q contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements appear in a number of places in this section and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward- looking terminology such as "believes,"
"expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form
10-Q and the Form 10-K identify other factors that could cause such differences between the forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

      Seasonality. Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal because of the harvesting, road use, wet weather and other restrictions imposed by the HCP. As a result, a substantial majority of the future harvesting on the Company's timberlands can be expected to be concentrated during the period from June through October of each year. Some of these restrictions may be modified under the adaptive management provision contained in the HCP, and as a result of the watershed analysis process to be performed over the five-year period which began March 1, 1999. See Note 3.

      Log Sales to Pacific Lumber
      Net sales from logs were $32.7 million and $26.8 million for the three months ended June 30, 2001 and 2000, respectively. The increase was largely due to an increase in the average realized price and log delivery volumes for small diameter redwood logs. The improvement was somewhat offset by lower volumes of large diameter redwood logs. The volume of log deliveries for such periods was
28,700 Mbfe and 26,800 Mbfe, respectively. The increase in volume was predominantly due to an increase in THPs approved in the second quarter of 2001;
however, seasonal harvesting restrictions imposed under the HCP have reduced the number of available-to-log THPs as compared to historical years. See "--Trends"
for further discussion of the factors affecting the supply of approved THPs. Net sales from logs were $45.8 million and $47.1 million for the six months ended
June 30, 2001 and 2000, respectively. The decrease was predominantly due to a decrease in the volume of redwood log deliveries offset by an increase in the average realized price for small diameter redwood logs. Log volume represented
41,400 Mbfe and 47,800 Mbfe, respectively. The decrease in log volume was due to a lower available-to-log THP inventory at January 1, 2001, as compared to the beginning of 2000.

      The SBE Prices published for the six months beginning July 1, 2001, reflected declines in the prices for redwood logs in the range of 35% to 40%
from the previous period. Since net sales from redwood logs constituted 91% of total net sales for the six months ended June 30, 2001, this decline in SBE
Prices will have an adverse impact on net sales for the second half of 2001.

      Operating Income and Net Income
      Operating income was $24.9 million and $19.5 million for the three months ended June 30, 2001 and 2000, respectively. Operating income was $32.7 million and $33.9 million for the six months ended June 30, 2001 and 2000, respectively.
The increase for the three months ended and decrease for the six months ended is principally due to the changes in log sales discussed above.

      Net income for the second quarter increased from $5.9 million in 2000 to
$12.2 million in 2001 primarily as a result of the increase in net sales from logs discussed above. The second quarter was also favorably impacted by an increase in interest income from restricted cash and investments and a decrease in interest expense relating to the repurchase of Timber Notes. The decrease in net income from $8.1 million for the six months ended June 30, 2000, to $7.6 million for the six months ended June 30, 2001, was principally due to the decrease in net sales from logs as discussed above. This decrease was partially offset by a decrease in interest expense relating to the repurchase of Timber
Notes. In addition, results for the six months ended June 30, 2000, included a
$2.4 million extraordinary gain on repurchases of Timber Notes.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      On June 1, 2001, the Line of Credit was extended for an additional year to
July 12, 2002. At June 30, 2001, the Company could have borrowed a maximum of
$61.1 million under the Line of Credit, and there were no borrowings outstanding under the Line of Credit.

      On the January 22, 2001, note payment date for the Timber Notes, the
Company had $37.4 million set aside in the note payment account to pay the $28.9 million of interest due as well as $8.5 million of principal. The Company repaid an additional $2.9 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $11.4 million, an amount equal to Scheduled Amortization. In addition, the Company made a distribution in the amount of $73.1 million to its parent, Pacific Lumber, $63.9 million of which was made using funds from the December 2000 sale of the Owl
Creek grove and $9.2 million of which was made using excess funds released from the SAR Account.

      On the July 20, 2001, note payment date for the Timber Notes, the Company had $29.9 million set aside in the note payment account to pay the $28.5 million of interest due as well as $1.4 million of principal. The Company repaid an additional $1.4 million of principal on the Timber Notes using funds held in the
SAR Account, resulting in a total principal payment of $2.8 million, an amount equal to Scheduled Amortization. In addition, the Company made a distribution in the amount of $3.0 million to its parent, Pacific Lumber.

      With respect to short-term liquidity, the Company believes that it will generate sufficient cash from operations to pay all of the interest and required principal on the Timber Notes on the January 21, 2002, payment date; however, given the uncertainties concerning the ability of the Company to obtain THP approvals, restrictions on winter harvesting operations and other matters, there can be no assurance that this will be the case. Any shortfall in funds available to pay interest could be borrowed under the Line of Credit. The Company also expects that all or a portion of the funds used to pay the Scheduled
Amortization amount will be provided from the SAR Account.

      Pacific Lumber's financial condition will affect its ability to purchase logs from the Company and to meet its obligations under the Services Agreement.
Pacific Lumber's liquidity improved significantly as a result of $76.1 million in distributions paid by the Company, and $4.9 million in repayments on an intercompany loan by MGI during the period from January 1, 2001 to July 31,
2001. Nevertheless, Pacific Lumber expects that near-term cash flows from operations will be adversely affected by an inadequate supply of logs and a related slowdown in lumber production. Pacific Lumber may require funds available under Pacific Lumber's revolving credit agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, although Pacific Lumber expects that its existing cash and cash equivalents should provide sufficient funds to meet its working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from the Company, there can be no assurance that this will be the case.

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

      Regulatory and environmental matters play a significant role in the
Company's operations. See Note 3 and Item 1. "Business--Regulatory and
Environmental Factors" of the Form 10-K for a discussion of these matters.
Regulatory compliance and related litigation have caused delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This has resulted in a decline in harvest, an increase in the cost of logging operations, and lower net sales.

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans. As a result of the implementation process, 1999 and 2000 were transition years for the Company with respect to the filing and approval of its THPs, principally because government agencies have failed to approve THPs in a timely manner. The rate of approvals of THPs during the three months ended June 30, 2001, has improved somewhat over prior quarters;
however, it continues to be below what the Company requires to meet its targeted harvest levels under the SYP. Nevertheless, the Company anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      There can be no assurance that the Company will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1. "Legal
Proceedings" and Note 3 for further information regarding regulatory and legal proceedings affecting the Company.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

      In connection with a February 2001 notice of intent to sue the Company and
Pacific Lumber, on July 24, 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that the Company and Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           *4.1    Second Amendment, dated June 15, 2001, to the Line of Credit

   *  Included with this filing

      B.      REPORTS ON FORM 8-K:

      On May 21, 2001, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On June 20, 2001, the Company filed a current report on Form 8-K (under
Item 9), related to a filing of a certificate in respect of the Company's Timber
Notes.

      On July 24, 2001, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the
Registrant.

                                           SCOTIA PACIFIC COMPANY LLC

Date: August 13, 2001       By:          /S/      GARY L. CLARK
                                 ----------------------------------------------
                                                  Gary L. Clark
                                   Vice President - Finance and Administration
                                  (Principal Financial and Accounting Officer)

                                                                      APPENDIX A

                            GLOSSARY OF DEFINED TERMS

Bear Creek lawsuit: An action entitled Environmental Protection Information
Association v. Pacific Lumber, Scotia Pacific Company LLC (No. C01-2821), filed
July 24, 2001, in the U.S. District Court in the Northern District of California

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

North Coast Water Board: North Coast Regional Water Quality Control Board

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
(No. 99CS00626) filed March 31, 1999 in the Superior Court of Sacramento County

Wrigley lawsuit: An action entitled Kristi Wrigley, et al. v. Charles Hurwitz,
John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific
Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC and
Federated Development Company (No. 9700399) filed December 2, 1997 in the
Superior Court of Humboldt County