Form 10-Q
period 2001-09-30
SCOTIA PACIFIC CO LLC
filed 2001-11-14
CIK 1066797

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         Item 1.   Financial Statements:
                   Balance Sheet at September 30, 2001 and December 31, 2000
                   Statement of Income for the three and nine months ended
                        September 30, 2001 and 2000
                   Statement of Cash Flows for the nine months ended September
                        30, 2001 and 2000
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
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................... $       16.2  $       98.1
   Marketable securities, restricted...................................................         17.1          16.3
   Receivables from Pacific Lumber.....................................................         11.1          11.2
   Prepaid timber harvesting costs.....................................................          7.5           5.7
   Other current assets................................................................          0.8           0.5
                                                                                        ------------- -------------
      Total current assets.............................................................         52.7         131.8
Timber and timberlands, net of accumulated depletion of $258.8 and
   $251.8, respectively................................................................        250.3         255.0
Property and equipment, net of accumulated depreciation of $12.6 and
   $11.3, respectively.................................................................         20.2          19.0
Deferred financing costs, net..........................................................         16.8          17.8
Restricted cash, marketable securities and other investments...........................         87.9          94.6
Other assets...........................................................................          6.7           7.4
                                                                                        ------------- -------------
                                                                                        $      434.6  $      525.6
                                                                                        ============= =============

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Pacific Lumber............................................................... $        1.0  $        0.3
   Accrued interest....................................................................         11.2          26.3
   Other accrued liabilities...........................................................          2.7           3.4
   Current maturities of long-term debt................................................         17.2          16.4
                                                                                        ------------- -------------
      Total current liabilities........................................................         32.1          46.4
Long-term debt, less current maturities and excluding $57.7 and $59.9, respectively,
   of Timber Notes held in SAR Account.................................................        752.2         767.2
                                                                                        ------------- -------------
      Total liabilities................................................................        784.3         813.6
                                                                                        ------------- -------------

Contingencies (See Note 3)

Member deficit.........................................................................       (349.7)       (288.0)
                                                                                        ------------- -------------
                                                                                        $      434.6  $      525.6
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                               STATEMENT OF INCOME
                            (IN MILLIONS OF DOLLARS)

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)

Log sales to Pacific Lumber......................................  $     30.4   $    47.3   $    76.3   $     94.4
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   General and administrative....................................         6.6         6.1        15.0         13.8
   Depletion, depreciation and amortization......................         4.2         3.9         9.0          9.4
                                                                   -----------  ----------  ----------  -----------
                                                                         10.8        10.0        24.0         23.2
                                                                   -----------  ----------  ----------  -----------

Operating income.................................................        19.6        37.3        52.3         71.2
                                                                   -----------  ----------  ----------  -----------

Other income (expense):
   Interest and other income.....................................         1.7         2.4         6.1          6.2
   Interest expense..............................................       (14.7)      (15.6)      (44.2)       (47.6)
                                                                   -----------  ----------  ----------  -----------
Income before extraordinary item.................................         6.6        24.1        14.2         29.8
Extraordinary item:
   Gains on repurchases of debt..................................           -         0.2           -          2.6
                                                                   -----------  ----------  ----------  -----------
Net income.......................................................  $      6.6   $    24.3   $    14.2   $     32.4
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             ----------------------
                                                                                                2001       2000
                                                                                             ---------- -----------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................................................  $    14.2  $     32.4
   Adjustments to reconcile net income to net cash provided by operating activities:
      Extraordinary gains on repurchases of debt...........................................          -        (2.6)
      Depletion, depreciation and amortization.............................................        9.0         9.4
      Amortization of deferred financing costs.............................................        1.0         1.1
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber....................................................        0.1       (14.1)
        Prepaid timber harvest costs.......................................................       (1.8)       (3.4)
        Due to Pacific Lumber..............................................................        0.1         0.3
        Accrued interest...................................................................      (15.1)      (16.5)
        Other accrued liabilities..........................................................       (0.6)        0.3
        Other..............................................................................       (0.3)       (0.4)
                                                                                             ---------- -----------
      Net cash provided by operating activities............................................        6.6         6.5
                                                                                             ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................................................       (4.2)       (6.1)
   Restricted cash withdrawals used to acquire timberlands.................................          -         0.8
                                                                                             ---------- -----------
      Net cash used for investing activities...............................................       (4.2)       (5.3)
                                                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt........................      (14.2)      (15.9)
   Borrowings (repayments) under line of credit agreement..................................          -         4.6
   Member distribution.....................................................................      (77.4)          -
   Net changes in debt related restricted cash, marketable securities and other
      investments..........................................................................        7.3        10.4
                                                                                             ---------- -----------
      Net cash provided by (used for) financing activities.................................      (84.3)       (0.9)
                                                                                             ---------- -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................      (81.9)        0.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................................       98.1         1.3
                                                                                             ---------- -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................  $    16.2  $      1.6
                                                                                             ========== ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash...............................................  $       -  $     36.1
   Contribution of SYP/HCP related costs by Pacific Lumber.................................          -         5.7
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid...........................................................................  $    58.3  $     63.0

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company at September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI which is a wholly owned subsidiary of MAXXAM.

      NEW ACCOUNTING STANDARD

      In August 2001, the Financial Accounting Standards Board issued SFAS No.
143 which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS No. 143 beginning on January 1, 2003. Management is assessing the impact of the standard on its results of operations and financial position.

2.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                            2001           2000
                                                                                        -------------  ------------
Current assets:
   Cash and cash equivalents, restricted..............................................  $       13.7   $      29.2
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................          17.1          16.3
                                                                                        -------------  ------------
                                                                                                30.8          45.5
Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account........................................................         137.0         144.4
   Other amounts restricted under the Indenture.......................................           2.8           2.9
   Less: Amounts attributable to Timber Notes held in SAR Account.....................         (51.9)        (52.7)
                                                                                        -------------  ------------
                                                                                                87.9          94.6
                                                                                        -------------  ------------
Total restricted cash, marketable securities and other investments....................  $      118.7   $     140.1
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

                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                            2001             2000
                                                                                        -------------   --------------

Investment in Equity Fund Partnership................................................   $       10.6    $        10.1

Percentage of ownership held.........................................................            3.1%            10.8%

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

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies have thus far failed to approve THPs in a timely manner. The rate of approvals of THPs during the nine months ended September 30, 2001, has improved over that for the prior year; however, it continues to be below what the Company requires to meet its targeted harvest levels under the SYP. Nevertheless, the Company anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

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

4.    COMPREHENSIVE INCOME AND MEMBER DEFICIT

      Comprehensive income includes the following (in millions):

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                              --------------------------  -------------------------
                                                                  2001          2000         2001          2000
                                                              ------------  ------------  -----------  ------------
Net income..................................................  $       6.6   $      24.3   $     14.2   $      32.4
Other comprehensive income:
   Net change in fair value of available-for-sale
   investments..............................................          1.1           0.6          1.5           0.6
                                                              ------------  ------------  -----------  ------------
Total comprehensive income..................................  $       7.7   $      24.9   $     15.7   $      33.0
                                                              ============  ============  ===========  ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                                     NINE MONTHS
                                                                                                        ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                         2001
                                                                                                   ----------------
Balance at beginning of period.................................................................... $     (288.0)
Comprehensive income..............................................................................         15.7
Member distribution...............................................................................        (77.4)
                                                                                                   ----------------
Balance at end of period.......................................................................... $     (349.7)
                                                                                                   ================

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

      Log Sales to Pacific Lumber
      Net sales of logs were $30.4 million and $47.3 million for the three months ended September 30, 2001 and 2000, respectively. The SBE Prices published for the six months beginning July 1, 2001, reflected declines in the prices for redwood logs in the range of 35% to 40% from the previous period. The decrease in net sales was largely due to this decrease in SBE Prices. The volume of log deliveries for the quarters ended September 30, 2001 and 2000, were 42,500 Mbfe and 36,500 Mbfe, respectively. The increase in volume was predominantly due to an increase in THPs approved in the third quarter of 2001; however, seasonal harvesting restrictions imposed under the HCP have reduced the number of available-to-log THPs as compared to historical years. See "--Trends" for further discussion of the factors affecting the supply of approved THPs. Net sales from logs were $76.3 million and $94.4 million for the nine months ended
September 30, 2001 and 2000, respectively. The decrease was predominantly due to a decrease in the average realized log prices as discussed above. Log volumes were 83,900 Mbfe and 84,300 Mbfe, respectively, for the nine month periods.

      Operating Income and Net Income
      Operating income was $19.6 million and $37.3 million for the quarters ended September 30, 2001 and 2000, respectively. Operating income was $52.3 million and $71.2 million for the nine months ended September 30, 2001 and 2000, respectively. The decreases for both the three month and nine month periods are principally due to the decreases in log sales discussed above.

      Net income for the third quarter decreased from $24.3 million in 2000 to
$6.6 million in 2001 primarily as a result of the decrease in net sales from logs discussed above. The decrease in net income from $32.4 million for the nine months ended September 30, 2000, to $14.2 million for the nine months ended
September 30, 2001, was also principally due to the decrease in net sales from logs as discussed above. This decrease was partially offset by a decrease in interest expense relating to repurchases of Timber Notes. In addition, results for the nine months ended September 30, 2000, included a $2.6 million extraordinary gain on repurchases of Timber Notes.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      On June 1, 2001, the Line of Credit was extended for an additional year to
July 12, 2002. At September 30, 2001, the Company could have borrowed a maximum of $60.9 million under the Line of Credit, and there were no borrowings outstanding under the Line of Credit.

      During the nine months ended September 30, 2001, the Company used $67.3 million set aside in the note payment account to pay the $57.4 million of interest due as well as $9.9 million of principal. The Company repaid an additional $4.3 million of principal on the Timber Notes using funds held in the
SAR Account, resulting in total principal payments of $14.2 million, an amount equal to Scheduled Amortization. In addition, the Company made distributions in the amount of $77.4 million to its parent, Pacific Lumber, $63.9 million of which was made using funds from the December 2000 sale of the Owl Creek grove and $13.5 million of which was made using excess funds released from the SAR
Account.

      With respect to short-term liquidity, the Company believes that it will generate sufficient cash from operations to pay all of the interest and required principal on the Timber Notes on the January 21, 2002, payment date; however, given the uncertainties concerning the ability of the Company to obtain THP approvals, restrictions on winter harvesting operations and other matters, there can be no assurance that this will be the case. Any shortfall in funds available to pay interest could be borrowed under the Line of Credit. The Company also expects that all or a portion of the funds used to pay Scheduled Amortization will be provided from the SAR Account.

      Pacific Lumber's financial condition will affect its ability to purchase logs from the Company and to meet its obligations under the Services Agreement.
Pacific Lumber's liquidity improved significantly as a result of $78.7 million in distributions paid by the Company, and $6.4 million in repayments on an intercompany loan by MGI during the period from January 1, 2001 to October 31,
2001. Nevertheless, Pacific Lumber expects that near-term cash flows from operations will be adversely affected by lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. Pacific Lumber may require funds available under Pacific Lumber's revolving credit agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, although Pacific Lumber expects that its existing cash and cash equivalents should provide sufficient funds to meet its working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from the Company, there can be no assurance that this will be the case.

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

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies have thus far failed to approve THPs in a timely manner. The rate of approvals of THPs during the nine months ended September 30, 2001, has improved over that for the prior year; however, it continues to be below what the Company requires to meet its targeted harvest levels under the SYP. Nevertheless, the Company anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

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

      With respect to the EPIC-SYP Permits lawsuit and the USWA lawsuit, the
November 2001 trial date for each of these lawsuits has been postponed, and no new trial date for either of these lawsuits has been set.

      With respect to a February 2001 notice of intent to sue the Company and
Pacific Lumber, on July 24, 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that the Company and Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company continues to believe that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           None.

      B.   REPORTS ON FORM 8-K:

      On August 20, 2001, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On September 20, 2001, the Company filed a current report on Form 8-K
(under Item 9), related to the filing of a certificate in respect of the
Company's Timber Notes.

      On October 22, 2001, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the
Registrant.

                                        SCOTIA PACIFIC COMPANY LLC

Date: November 13, 2001           By:       /S/      GARY L. CLARK
                                     ------------------------------------------
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

SFAS No. 143: Statement of Financial Accounting Standard No. 143, "Accounting
for Asset Retirement Obligations"

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