Form 10-K
period 2001-12-31
SCOTIA PACIFIC CO LLC
filed 2002-04-01
CIK 1066797

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
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001     COMMISSION FILE NUMBER 333-63825

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
Discussion and Analysis of Financial Condition and Results of
Operations--Background," "--Results of Operations" and "--Financial Condition
and Investing and Financing Activities"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may,"
"estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

TIMBER AND TIMBERLANDS

      The Company owns, and the obligations of the Company under the Timber
Notes are secured by, (i) approximately 205,000 acres of timberlands, (ii) the timber and related harvesting rights (the "COMPANY TIMBER RIGHTS") with respect to an additional approximately 12,200 acres of timberlands that are owned by
Pacific Lumber, Salmon Creek and an unaffiliated third party, (iii)
approximately 400 acres of timberlands with respect to which Pacific Lumber owns the Timber Rights (the "PACIFIC LUMBER TIMBER RIGHTS"), (iv) certain computer hardware and software, including a geographic information system ("GIS")
containing information on numerous aspects of the Company's timberlands (subject to certain rights of concurrent use by Pacific Lumber) and (v) certain other assets. Substantially all of the Company's assets serve as security for the
Timber Notes. The timberlands owned by the Company (including the timberlands which are subject to the Pacific Lumber Timber Rights) and the timberlands subject to the Company Timber Rights are hereinafter collectively referred to as the "COMPANY TIMBERLANDS." The timber located on the Company Timberlands which is not subject to the Pacific Lumber Timber Rights is hereinafter referred to as the "COMPANY TIMBER."

      In March 1999, Pacific Lumber, the Company and Salmon Creek (collectively, the "PALCO COMPANIES") consummated the Headwaters Agreement (the "HEADWATERS
AGREEMENT") with the United States and California. Pursuant to the agreement, approximately 5,600 acres of timberlands owned by the Palco Companies known as the Headwaters Forest and the Elk Head Springs Forest (the "HEADWATERS
TIMBERLANDS") were transferred to the United States. In exchange, Salmon Creek was paid $299.9 million, the Company was paid $150,000 and approximately 7,700 acres of timberlands known as the Elk River Timberlands (the "ELK RIVER
TIMBERLANDS") were transferred to Pacific Lumber and subsequently transferred to the Company. In addition, habitat conservation and sustained yield plans (the
"ENVIRONMENTAL PLANS") were approved covering the Company's timberlands and
California agreed to purchase a portion of Pacific Lumber's Grizzly Creek grove as well as all of the Company's Owl Creek grove. In December 2000, California purchased the Owl Creek grove for $67.0 million in cash, and on November 15,
2001, purchased a portion of the Grizzly Creek grove for $19.8 million in cash.
Salmon Creek placed $169.0 million of the proceeds from the sale of the
Headwaters Timberlands into a Scheduled Amortization Reserve Account ("SAR
ACCOUNT") in order to support principal payments on the Timber Notes. See
"--Regulatory and Environmental Factors" below and Notes 2 and 5 to the
Financial Statements.

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

      The Company estimates that the amount of Company Timber consists of approximately 3.1 million Mbfe (as described below) of timber by volume, and is comprised of primarily young growth and old growth redwood and Douglas-fir timber. In addition, substantial quantities of sub-merchantable trees exist on the Company Timberlands which are not yet mature and have not been included in the inventory of the Company Timber. The estimates of the volume of timber comprising the Company Timber are based on a timber cruise performed in 1986 of all of Pacific Lumber's properties at that time, as adjusted to reflect acquisitions, dispositions, and actual harvest levels since the cruise and estimated growth rates of the Company Timber. A similar timber cruise is currently underway, but it is not expected to be finalized until the end of
2002.

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

      Legal challenges have severely restricted the ability to harvest the virgin old growth timber on the Company's property, and to a lesser extent, residual old growth timber. In addition, the ability to harvest the Company's old growth timber has also been and is expected to continue to be subject to restrictions under federal and state environmental laws, and also be subject to the provisions of the Environmental Plans.  See "--Regulatory and Environmental
Factors" below.

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
Douglas-fir timber is regenerated almost entirely by planting seedlings. During
2001, Pacific Lumber planted an estimated 1,006,000 redwood and Douglas-fir seedlings on the Company Timberlands.

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
These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. As part of the
Headwaters Agreement, the Company and Pacific Lumber reached agreement with various federal and state regulatory agencies with respect to the Environmental
Plans, consisting of a sustained yield plan (the "SYP") and a multi-species habitat conservation plan (the "HCP"). See "--Regulatory and Environmental
Factors" below.

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

      The Company is a party with Pacific Lumber to a master purchase agreement
(the "MASTER PURCHASE AGREEMENT") which governs the sale to Pacific Lumber of logs harvested from the Company Timberlands. As Pacific Lumber purchases logs from the Company pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing
Company Timber covered by approved THPs, with the purchase price being based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs passes to Pacific Lumber once the logs are measured. The Master Purchase
Agreement generally contemplates that all sales of logs by the Company to
Pacific Lumber will be at a price which equals or exceeds the applicable SBE
Price, which is the stumpage price for each species and category of timber as set forth in the most recent "HARVEST VALUE SCHEDULE" (or any successor publication) published by the California State Board of Equalization (or any
successor agency) applicable to the timber sold during the applicable period.
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

      The Company continues to rely on Pacific Lumber to provide operational, management and related services not performed by its own employees with respect to the Company Timberlands pursuant to a services agreement (the "SERVICES
AGREEMENT"). The services include the furnishing of all equipment, personnel and expertise not within the Company's possession and reasonably necessary for the operation and maintenance of the Company Timberlands and the Company Timber as
well as timber management techniques designed to supplement the natural regeneration of, and increase the amount of, Company Timber. Pacific Lumber is required to provide all services under the Services Agreement in a manner consistent in all material respects with prudent business practices which are consistent with then current applicable industry standards and are in compliance in all material respects with all applicable timber laws. The Company pays
Pacific Lumber a services fee ("SERVICES FEE") which is adjusted annually based on a specified government index relating to wood products and reimburses Pacific
Lumber for the cost of constructing, rehabilitating and maintaining roads, and performing reforestation services, on the Company Timberlands. Certain of such reimbursable expenses vary in relation to the amount of timber to be harvested in any given period.

      The Company provides further services to Pacific Lumber pursuant to an additional services agreement (the "ADDITIONAL SERVICES AGREEMENT"). These services include (i) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (ii) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties and
(iii) assisting Pacific Lumber with its statutory and regulatory compliance.
Pacific Lumber pays the Company a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

      The Company, Pacific Lumber and Salmon Creek are also parties to a reciprocal rights agreement (the "RECIPROCAL RIGHTS AGREEMENT") whereby, among other things, the parties have granted to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber and the Company are parties to an environmental indemnification agreement (the "ENVIRONMENTAL INDEMNIFICATION AGREEMENT"), pursuant to which Pacific Lumber has agreed to indemnify the Company from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Company Timberlands. In particular,
Pacific Lumber is liable with respect to any contamination which occurred on the
Company Timberlands prior to the date of their transfer to the Company.

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

      The ability of the Company to harvest timber will depend, in part, upon its ability to obtain regulatory approval of THPs. Prior to harvesting timber in
California, companies are required to obtain the CDF's approval of a detailed
THP for the area to be harvested. A THP must be submitted by a registered professional forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The number of the Company's approved THPs and the amount of timber covered by such
THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested within a one year period from the date harvesting first begins. The
Indenture requires the Company to use its best efforts (consistent with prudent business practices) to maintain a number of pending THPs which, together with
THPs previously approved, would cover rights to harvest a quantity of Company
Timber adequate to pay interest and principal amortization based on the Minimum
Principal Amortization Schedule for the Timber Notes for the next succeeding twelve month period. Despite its best efforts, the Company has experienced an absence of a sufficient number of THPs available for harvest to enable it to conduct its operations at levels it had experienced prior to 1998 or at levels which meet the Company's expectations, although the Company has recently experienced improvements. See Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Background" and "--Results of
Operations--Log Sales to Pacific Lumber." However, the Company believes that the
Environmental Plans should in the long-term expedite the preparation and facilitate approval of its THPs.

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

EMPLOYEES

      As of March 1, 2002, the Company employed 96 persons, 89 of whom were registered professional foresters, geologists, wildlife and fisheries biologists or otherwise involved in the management of the Company Timberlands. None of the
Company's employees are covered by a collective bargaining agreement.

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
California law also requires large timber companies submitting THPs to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands (see "--Timber and Timberlands"
above). The federal Endangered Species Act (the "ESA") and California Endangered
Species Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife and plants which have been declared to be endangered or threatened. These laws generally prohibit the take of certain species, except for incidental takes pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permits. A habitat conservation plan, among other things, analyzes the potential impact of the incidental take of species and specifies measures to monitor, minimize and mitigate such impact. The operations of the Company are also subject to the California Environmental Quality Act (the
"CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and federal Clean Water Act
("CWA"), which require that Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams. Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the scope and timing of the Company's timber operations and increased operational costs. They have also engendered litigation and other challenges to the Company's operations.

      The Environmental Plans
      The Environmental Plans, consisting of the HCP and the SYP, were approved by the applicable federal and state regulatory agencies upon the consummation of the Headwaters Agreement. In connection with approval of the Environmental
Plans, incidental take permits ("PERMITS") were issued with respect to certain threatened, endangered and other species found on the Company Timberlands. The
Permits cover the 50-year term of the HCP and allow incidental takes of 17 different species covered by the HCP, including four species found on the
Company Timberlands that had previously been listed as endangered or threatened under the ESA and/or the CESA. The agreements which implement the Environmental
Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach by the Company of these agreements or the Environmental Plans.

      Under the Environmental Plans, harvesting activities are prohibited or restricted on certain areas of the Company Timberlands. For a 50-year period, harvesting activities are severely restricted in several areas (consisting of substantial quantities of old growth redwood and Douglas-fir timber) to serve as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Harvesting in certain other areas of the Company
Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide and the degree to which harvesting activities will be prohibited or restricted in the future. Further, additional areas alongside streamsides have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat. Streamside buffers and restrictions related to potential landslide prone acres may be adjusted up or down, subject to certain minimum and maximum buffers, based upon an ongoing watershed analysis process, which the HCP requires be completed within five years of its effective date. The first analysis by the Company of a watershed,
Freshwater, was released in June 2001. This analysis was used by the Company to develop proposed harvesting prescriptions. Because the Company and the government agencies were unable to reach agreement on the appropriate prescriptions, the matter is being reviewed by an independent panel of scientists. Analyses for two additional watersheds are currently undergoing agency review. The Company and the agencies are working to streamline the watershed analysis process prior to beginning up to three more watershed studies in 2002.

      The HCP also imposes certain restrictions on the use of roads on the timberlands covered by the HCP during several months of the year and during periods of wet weather. However, the Company anticipates that some harvesting will be able to be conducted during these months. The HCP also requires that 75 miles of roads be stormproofed on an annual basis (within a specified six month period) and that certain other roads must be built or repaired (within a specified five month period).

      The HCP contains an adaptive management provision, which various regulatory agencies have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound.
This provision allows the Company and Pacific Lumber to propose changes to any of the HCP prescriptions based on, among other things, certain economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost and economic feasibility and viability. Pacific Lumber and the agencies are currently discussing proposed adaptive management changes related to roads, streamside buffers, wildlife and rare plants.

      Water Quality
      Under the CWA, the Environmental Protection Agency (the "EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast
Regional Water Quality Control Board (the "NORTH COAST WATER BOARD") are in the
process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including certain water courses that flow within the Company
Timberlands. The Company expects this process to continue into 2010. In December
1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, a September 2000 report by the staff of the North
Coast Water Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Establishment of the final TMDL requirements applicable to the Company Timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's Timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

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

      Timber Operations
      In order to conduct logging operations, stormproofing and certain other activities, a company must obtain from the CDF a Timber Operator's License. In
December 2001, Pacific Lumber was granted a Timber Operator's License for 2002.
Pacific Lumber had historically conducted logging operations on the Company
Timberlands with its own staff of logging personnel as well as through contract loggers. However, effective April 1, 2002, Pacific Lumber has terminated its staff of logging personnel, and intends to rely exclusively on third party contract loggers to conduct these activities.

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

      On March 31, 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639)
(the "EPIC-SYP/PERMITS LAWSUIT") was filed alleging, among other things, that the CDF and the CDFG violated the CEQA and the CESA, and challenging, among other things, the validity and legality of the SYP and the Permits issued by
California. This action is now pending in Humboldt County, California (No.
CV-990445). The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the SYP and the Permits issued by California. The Court recently denied the plaintiffs' motion for injunctive relief, and set a trial date of August 5, 2002. On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley
v. California Department of Forestry and Fire Protection, The Pacific Lumber
Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626)
(the "USWA LAWSUIT") was also filed challenging the validity and legality of the
SYP. This case is set for trial on June 10, 2002. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      On July 24, 2001, a lawsuit entitled Environmental Protection Information
Association v. Pacific Lumber, Scotia Pacific Company LLC (No. CD1-2821) was
filed in the U.S. District Court in the Northern District of California (the
"BEAR CREEK LAWSUIT"). The lawsuit alleges that the Company and Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North
Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and seeks to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the
CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company continues to believe that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

      Pacific Lumber holds a 100% member interest in the Company. Accordingly, there is no established public trading market for the Company's equity securities. The Company did not make any cash distributions in respect of such interest during 1999 or 2000. During 2001, $79.9 million in distributions were made to Pacific Lumber, including a $73.1 million distribution in connection with the sale of the Company's Owl Creek grove. In March 2002, a distribution of
$29.4 million was made to Pacific Lumber. See Note 3 to the Financial
Statements.

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
"Business--Regulatory and Environmental Matters" and Note 7 to the Financial
Statements for a discussion of these matters. Regulatory compliance and related litigation have caused delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This has resulted in a decline in harvest, an increase in the cost of logging operations, and lower net sales.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. However, it continues to be below levels which meet the Company's expectations. Nevertheless, the Company anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      While the Company has experienced recent improvements in the THP approval process, there can be no assurance that the Company will not in the future have difficulties in receiving approvals of its THPs similar to those experienced in the past. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Item 3. "Legal Proceedings"
and Note 7 to the Financial Statements for further information regarding regulatory and legal proceedings affecting the Company.

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

      Seasonality
      Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through
November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal because of the harvesting, road use, wet weather and other restrictions imposed by the HCP. As a result, a substantial majority of the future harvesting of
Company Timber can be expected to be concentrated during the period from June through October of each year. Some of these restrictions may be modified under the adaptive management provision contained in the HCP, and as a result of the watershed analysis process to be performed over the five-year period which began
March 1, 1999. See Note 7 to the Financial Statements.

      Log Sales to Pacific Lumber
      Net sales from logs were $99.0 million and $128.0 million for the years ended December 31, 2001 and 2000, respectively. Log deliveries for such periods were 117,300 Mbfe and 109,400 Mbfe, respectively. The decrease in net sales between periods was due to a substantial decrease in SBE prices for redwood logs. SBE prices published for the six months beginning July 1, 2001, reflected declines in the prices for redwood logs in the range of 35% to 40% from the previous six-month period. Although the Company had an increase in log volumes, the supply of approved THPs remains well below that available prior to 1998 and that required to meet the Company's operating objectives.

      The Company's net sales from logs increased from $51.4 million for the year ended December 31, 1999 to $128.0 million for the year ended December 31,
2000. Log deliveries for such periods were 69,100 Mbfe and 109,400 Mbfe, respectively. This increase in net sales was due to a substantial increase in the SBE prices for redwood logs as well as the increase in log delivery volumes.
The increase in log volumes was due largely to a rise in the Company's available- to-log THPs; however, the supply of approved THPs remained well below that available prior to 1998 and that required to meet the Company's operating objectives.

      Operating Income and Net Income
      Operating income was $64.5 million and $93.1 million for the years ended
December 31, 2001 and 2000, respectively. The decrease in operating income is principally due to the decrease in log sales discussed above. General and administrative costs decreased slightly principally as a result of lower yield taxes caused by the lower SBE prices as discussed above. Depletion and depreciation increased as a result of increased harvest levels.

      In addition to the decrease in operating income discussed previously, net income decreased in 2001 because 2000 results included two significant gains:
the $59.5 million gain on the sale of the Owl Creek grove in December 2000 as well as an extraordinary gain of $6.0 million on the reacquisition of Timber
Notes (which are being held in the SAR Account).

      Operating income was $93.1 million and $31.2 million for the years ended
December 31, 2000 and 1999, respectively. The increase in operating income is principally due to the increase in log sales discussed above. This was offset by an increase in general and administrative expenses due to the addition of personnel, increased professional services for THP preparation and watershed analysis, higher road maintenance costs and additional yield taxes due to higher
SBE prices and harvest volumes. Depletion increased as a result of increased harvest volumes. The Company had net income of $104.6 million for the year ended
December 31, 2000 as compared to a net loss of $32.4 million for the year ended
December 31, 1999. In addition to the increase in operating income discussed above, other income (expenses) had significant increases in 2000 due the sale of the Owl Creek grove noted above and increases in interest income from a full year's interest on funds held in the SAR account (which was funded in late
November of 1999).

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

      The December 2000 sale of the Owl Creek grove generated proceeds of $67.0 million.

      On November 18, 1999, $169.0 million of funds from the sale of the
Headwaters Timberlands were contributed to the Company and set aside in the SAR
Account. During the year ended December 31, 2000, $52.5 million in funds from the SAR Account were used to reacquire Timber Notes, representing $60.0 million in principal, as permitted under the Indenture. As of December 31, 2001, the fair value of cash, marketable securities and other investments held in the SAR
Account, including the reacquired Timber Notes, was $154.7 million.

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

      The Company has an agreement with a group of banks which allows it to borrow up to one year's interest on the Timber Notes (the "LINE OF CREDIT"). On
June 1, 2001, this facility was extended for an additional year to July 12,
2002. At December 31, 2001, the Company could have borrowed a maximum of $60.9 million under the Line of Credit, and there were no borrowings outstanding under the Line of Credit.  Annually, the Company will request that the Line of Credit be extended for a period of not less than 364 days.  If not extended, the
Company may draw upon the full amount available.  The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal
Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw.

      Principal and interest on the Timber Notes are payable semi-annually on approximately January 20 and July 20. During the year ended December 31, 2001, the Company used $67.3 million set aside in the note payment account to pay the
$57.4 million of interest due as well as $9.9 million of principal. The Company repaid an additional $4.3 million of principal on the Timber Notes using funds held in the SAR Account, resulting in total principal payments of $14.2 million, an amount equal to Scheduled Amortization.

      On the note payment date in January 2002, the Company had $33.9 million set aside in the note payment account to pay the $28.4 million of interest due as well as $5.5 million of principal. The Company repaid an additional $6.1 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $11.6 million, an amount equal to
Scheduled Amortization (as defined in the Indenture).

      With respect to the note payment due in July 2002, the Company expects that it will require funds from the Line of Credit to pay a portion of the interest due, and that all of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account.

      On March 5, 2002, the Company notified the trustee for the Timber Notes that the Company had met all of the requirements of the SAR Reduction Date, as defined in the Indenture. Accordingly, on March 20, 2002, the Company released
$29.4 million from the SAR Account and distributed this amount to Pacific
Lumber.

      Pacific Lumber's financial condition will affect its ability to purchase logs from the Company and to meet its obligations under the Services Agreement.
During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber has, among other things, indefinitely curtailed two of its four operating sawmills, eliminated certain of its operations, including its soil amendment and concrete block manufacturing operations, begun utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these operational changes were implemented by Pacific Lumber during the last quarter of 2001, or during the first quarter of 2002. Pacific Lumber also terminated its internal logging operations as of April 1, 2002, and intends to rely on third party contract loggers to conduct these activities.

      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. The adverse impact on liquidity of its poor operating results was offset by $79.9 million in distributions made by the Company to Pacific Lumber (principally from the sale of the Owl Creek grove), $9.3 million in repayments on an intercompany loan by MGI, and $18.5 million of proceeds received from the sale of a portion of the Grizzly Creek grove. The $29.4 million release from the SAR Account discussed above will also improve Pacific Lumber's liquidity. However, Pacific Lumber may require funds available under Pacific Lumber's revolving credit agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, although Pacific Lumber expects that its existing cash and cash equivalents should provide sufficient funds to meet its working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from the Company, there can be no assurance that this will be the case.

      The Company's capital expenditures, excluding timberland acquisitions, relate primarily to reforestation of timberlands and to construction and rehabilitation of logging roads. The Company's capital expenditures for 2001,
2000 and 1999, excluding contributions by Pacific Lumber and timberland acquisitions, were approximately $6.5 million, $7.0 million and $6.5 million, respectively. The Company's capital expenditures, excluding expenditures for timberlands, for the next several years are expected to be approximately $6 million to $7 million per year.

      With respect to long-term liquidity, the Company believes that its existing cash, including cash available for principal payments from the SAR
Account, and funds available under the Line of Credit, together with its ability to generate sufficient levels of cash flows from operations over the long term, should provide sufficient funds to meet its long-term working capital, capital expenditures and required debt service obligations. If the Company generates excess funds after the payment of operating expenses, capital expenditures, interest, premiums, required principal payments and replenishment of the SAR
Account, it may at its option either make distributions, retain these funds for internal purposes or make voluntary principal payments. Cash flows from operations may continue to be adversely affected if the Company does not experience improvements in the SBE Price, continuation of the recent improvements in the THP approval process, or if inclement weather conditions or seasonal operating restrictions under the HCP hamper harvesting operations. Cash flows from operations would also be adversely affected if additional judicial or regulatory restrictions are imposed on the Company's harvesting activities, or if the Environmental Plans are not implemented in accordance with the Company's expectations.

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles.
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company reevaluates its estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates under different assumptions and conditions.

      The following accounting policies are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the Company's reported financial information.

      Loss Contingencies
      The Company is involved in various claims, lawsuits and other proceedings discussed in Note 7 to the financial statements. Such litigation involves uncertainty as to possible losses to the Company that will ultimately be realized when one or more future events occur or fail to occur. The Company accrues and charges to income estimated losses from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated.
Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements in the period in which they are determined to be losses, with no retroactive restatement).

      The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of lawsuits (including settlement initiatives), legislative developments, and other factors. Risks and uncertainties are inherent with respect to the ultimate outcome of litigation.

      Depletion
      Depletion of the Company's timber and timberlands is computed utilizing the units-of-production method based upon estimates of timber quantities. The depletion base is the total historical cost attributable to the Company's timberlands. Depletion for the period is determined by multiplying the depletion base by the ratio of harvested units for the period over the total expected recoverable units. The Company's total for expected recoverable units is reviewed on a periodic basis and revised, if necessary. Any adjustments are made prospectively (i.e., the remaining undepleted cost is expensed over the remaining recoverable units).

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Managers and Member of
Scotia Pacific Company LLC:

      We have audited the accompanying balance sheets of Scotia Pacific Company
LLC (a Delaware limited liability company and a wholly owned subsidiary of The
Pacific Lumber Company) as of December 31, 2001 and 2000, and the related statements of income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scotia Pacific Company LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                   ARTHUR ANDERSEN LLP

San Francisco, California
March 6, 2002

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------
ASSETS
Current assets:
   Cash, cash equivalents, and restricted cash............................................  $    37.8   $     98.1
   Marketable securities, restricted......................................................       17.1         16.3
   Receivables from Pacific Lumber........................................................        3.8         11.2
   Prepaid timber harvesting costs........................................................        7.9          5.7
   Other current assets...................................................................        0.6          0.5
                                                                                            ----------  -----------
      Total current assets................................................................       67.2        131.8
Timber and timberlands, net of accumulated depletion of $261.6 and
   $251.8, respectively...................................................................      247.9        255.0
Property and equipment, net of accumulated depreciation of $13.0 and
    $11.3, respectively...................................................................       20.9         19.0
Deferred financing costs, net.............................................................       16.4         17.8
Restricted cash, marketable securities and other investments..............................       87.6         94.6
Other assets..............................................................................        6.5          7.4
                                                                                            ----------  -----------
                                                                                            $   446.5   $    525.6
                                                                                            ==========  ===========

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Pacific Lumber..................................................................  $     1.0   $      0.3
   Accrued interest.......................................................................       25.4         26.3
   Other accrued liabilities..............................................................        3.0          3.4
   Current maturities of long-term debt, excluding $2.3 and $2.2, respectively, of
      repurchased Timber Notes held in the SAR Account....................................       14.9         14.2
                                                                                            ----------  -----------
      Total current liabilities...........................................................       44.3         44.2
   Long-term debt, less current maturities and excluding $55.4 and $57.7, respectively,
      of repurchased Timber Notes held in the SAR Account....................................   754.5        769.4
                                                                                            ----------  -----------
      Total liabilities...................................................................      798.8        813.6
                                                                                            ----------  -----------

Contingencies (See Note 7)

Member deficit............................................................................     (352.3)      (288.0)
                                                                                            ----------  -----------
                                                                                            $   446.5   $    525.6
                                                                                            ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                           STATEMENT OF INCOME (LOSS)
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000        1999
                                                                                ----------  ----------  -----------

Log sales to Pacific Lumber...................................................  $    99.0   $   128.0   $    51.4
                                                                                ----------  ----------  -----------

Operating expenses:
   General and administrative.................................................       22.0        22.5         12.7
   Depletion and depreciation and amortization................................       12.5        12.4          7.5
                                                                                ----------  ----------  -----------
                                                                                     34.5        34.9         20.2
                                                                                ----------  ----------  -----------

Operating income..............................................................       64.5        93.1         31.2

Other income (expense):
   Gains on sales of timberlands..............................................        1.2        59.5          0.2
   Interest and other income..................................................        8.3         8.6          1.7
   Interest expense...........................................................      (58.9)      (62.6)       (65.5)
                                                                                ----------  ----------  -----------
Income (loss) before extraordinary items......................................       15.1        98.6        (32.4)
Extraordinary items:
   Gains on repurchases of debt...............................................          -         6.0            -
                                                                                ----------  ----------  -----------
Net income (loss).............................................................  $    15.1   $   104.6   $    (32.4)
                                                                                ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000        1999
                                                                                ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................................................  $    15.1   $   104.6   $   (32.4)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities:
      Extraordinary gains on repurchases of debt..............................          -        (6.0)           -
      Gain on sale of timberlands.............................................       (1.2)      (59.5)        (0.2)
      Depletion, depreciation and amortization................................       12.5        12.4          7.5
      Amortization of deferred financing costs................................        1.4         1.4          1.5
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber.......................................        7.4        (6.7)        (1.6)
        Prepaid timber harvesting costs.......................................       (2.2)       (1.4)        (2.1)
        Due to Pacific Lumber.................................................        0.3        (0.2)        (0.2)
        Accrued interest......................................................       (0.9)       (1.8)        (0.2)
        Other accrued liabilities.............................................       (0.4)        0.7          1.3
        Other.................................................................          -        (0.2)           -
                                                                                ----------  ----------  -----------
        Net cash provided by (used for) operating activities..................       32.0        43.3        (26.4)
                                                                                ----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................................       (6.2)       (8.2)       (19.2)
   Proceeds from sale of assets...............................................        1.3        67.0          0.3
   Restricted cash withdrawals used to acquire timberlands ...................          -         0.8         12.9
                                                                                ----------  ----------  -----------
        Net cash provided by (used for) investing activities..................       (4.9)       59.6         (6.0)
                                                                                ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt...........      (14.2)      (16.0)        (8.3)
   Incurrence of deferred financing costs.....................................          -           -         (0.7)
   Other changes in restricted cash...........................................        6.7         9.9       (169.0)
   Member contributions (distributions).......................................      (79.9)          -        179.8
                                                                                ----------  ----------  -----------
      Net cash provided by (used for) financing activities....................      (87.4)       (6.1)         1.8
                                                                                ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH.........      (60.3)       96.8        (30.6)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD.............       98.1         1.3         31.9
                                                                                ----------  ----------  -----------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD...................  $    37.8   $    98.1   $      1.3
                                                                                ==========  ==========  ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash..................................  $       -   $    52.5   $        -
   Contribution of assets by Pacific Lumber...................................          -         5.7          6.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid..............................................................  $    58.4   $    63.1   $     64.3

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

      Scotia Pacific Company LLC (the "COMPANY") is a Delaware limited liability company wholly owned by The Pacific Lumber Company ("PACIFIC LUMBER"), which is a wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc. ("MGHI"), which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company is a special purpose limited liability company organized in May 1998 to facilitate the offering of $160.7 million of 6.55% Class A-1, $243.2 million of 7.11% Class A-2 and $463.3 million of 7.71% Class A-3 Timber Collateralized Notes due 2028 (the "TIMBER NOTES").
Concurrent with the closing (the "CLOSING") on July 20, 1998, of the offering of the Timber Notes, Scotia Pacific Holding Company ("SCOTIA PACIFIC") was merged into the Company and Pacific Lumber and Salmon Creek LLC, a wholly owned subsidiary of Pacific Lumber ("SALMON CREEK"), transferred to the Company approximately 13,500 acres of timberlands and the timber and related timber harvesting rights (but not the underlying land) with respect to an additional approximately 19,700 acres of timberlands. The Company in turn transferred to
Pacific Lumber the timber and related timber harvesting rights (but not the underlying land) with respect to approximately 1,400 acres of timberlands. The merger and the transfers have been accounted for as a reorganization of entities under common control which requires the Company to record the assets, liabilities and results of operations of Scotia Pacific after giving effect to the transfers as well as the assets, liabilities and results of operations acquired from Pacific Lumber and Salmon Creek at their respective historical cost. Accordingly, the Company is the successor entity to all of Scotia
Pacific's historical operations (exclusive of the assets transferred to Pacific
Lumber) and to the historical operations attributable to the timberlands and timber and related timber harvesting rights acquired from Pacific Lumber and
Salmon Creek.

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

   USE OF ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the financial statements with the Securities and Exchange Commission. Adjustments made using estimates often relate to improved information not previously available. Uncertainties regarding such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, actual results could differ from estimates, and it is possible that the subsequent resolution of any one of the contingent matters described in Note 7 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's financial position, results of operations or liquidity.

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

      Timber and Timberlands
      Timber and timberlands were recorded at the historical cost of Scotia
Pacific, Pacific Lumber and Salmon Creek. Depletion is computed utilizing the unit-of-production method based upon estimates of timber quantities.
Periodically, the Company will reassess its depletion rates considering currently estimated merchantable timber and will adjust the depletion rates prospectively.

      Deferred Financing Costs
      Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing. The amortization of deferred financing costs is included in interest expense on the income statement.

      Concentrations of Credit Risk
      Cash equivalents and marketable securities are invested primarily in short-term investment grade debt instruments as well as other types of corporate and government debt obligations. The Company mitigates its concentration of credit risk with respect to these investments by purchasing for the most part high grade investments (ratings of A1/P1 short-term or at least AA/aa long-term debt). No more than 10% is invested in the same issue.

      Income Taxes
      The Company, a single member limited liability company, has not made an election to be treated as an association and, therefore, is disregarded as a separate taxable entity solely for income tax purposes. The Company is treated as a division of Pacific Lumber for tax purposes. All income taxes with respect to the Company are shown on Pacific Lumber's financial statements, and all deferred income tax assets and deferred income tax liabilities with respect to the Company at December 31, 2001 and 2000 are reflected in Pacific Lumber's financial statements.

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

2.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      Headwaters Transactions
      In March 1999, the United States and California acquired approximately
5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Salmon Creek and Pacific Lumber (the "HEADWATERS TIMBERLANDS").
Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres
Pacific Lumber received the 7,700 acre Elk River Timberlands, which Pacific
Lumber contributed to the Company in June 1999. See Note 7 below for a discussion of additional arrangements entered into at the time.

      The Company also entered into an agreement with California for the sale of a timber property known as the Owl Creek grove. On December 29, 2000, the
Company sold the Owl Creek grove to California for $67.0 million, resulting in a pre-tax gain of $59.5 million.

3.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. As of December 31, 2001 and 2000, the carrying amounts approximated fair value.

      Marketable securities consist primarily of investments in debt securities.
The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as "held-to-maturity" when the Company has the positive intent and ability to hold the securities to maturity. Debt securities which the Company does not have the intent or ability to hold to maturity are classified as "available-for-sale." "Held-to-maturity"
securities are stated at amortized cost. Debt securities classified as
"held-to-maturity" as of December 31, 2001 and 2000, totaled $11.9 million and
$18.9 million, respectively, and had a fair market value of $11.9 million and
$18.9 million, respectively. "Available-for-sale" securities are carried at fair market value, with the unrealized gains and losses included in other comprehensive income and reported in member's deficit. The fair value of substantially all securities is determined by quoted market prices.

      Cash, marketable securities and other investments include the following amounts which are restricted under the terms of the Company's debt agreements
(in millions):

                                                                                               DECEMBER 31,
                                                                                        ---------------------------
                                                                                            2001          2000
                                                                                        ------------- -------------

Current assets:
   Cash and cash equivalents, restricted............................................... $       35.3  $       29.2
   Marketable securities, restricted:
      Amounts held in SAR Account......................................................         17.1          16.3
                                                                                        ------------- -------------
                                                                                                52.4          45.5
Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.........................................................        137.8         144.4
   Other amounts restricted under the Indenture........................................          2.8           2.9
   Less:  Amounts attributable to repurchased Timber Notes held in
      SAR Account......................................................................        (53.0)        (52.7)
                                                                                        ------------- -------------
                                                                                                87.6          94.6
                                                                                        ------------- -------------
Total restricted cash, marketable securities and other investments..................... $      140.0  $      140.1
                                                                                        ============= =============

      Amounts in the Scheduled Amortization Reserve Account (the "SAR ACCOUNT")
are being held by the trustee under the Indenture to support principal payments on the Timber Notes. See Note 5 for further discussion of the SAR Account. The current portion of the SAR Account is determined based on the liquidity needs of the Company which corresponds directly with the current portion of Scheduled
Amortization. Interest and other income from restricted cash deposits for 2001,
2000 and 1999 was $7.9 million, $8.5 million and $1.6 million, respectively.

      On March 5, 2002, the Company notified the trustee for the Timber Notes that the Company had met all of the requirements of the SAR Reduction Date as defined in the Indenture. Accordingly, on March 20, 2002, the Company released
$29.4 million from the SAR Account and distributed this amount to Pacific
Lumber.

      Funds held in the SAR Account include a limited partnership interest in the "EQUITY FUND PARTNERSHIP," which invests in a diversified portfolio of common stocks and other equity securities whose issuers are involved in merger, tender offer, spin-off or recapitalization transactions. This investment is accounted for under the equity method. The following table shows the Company's investment in the Equity Fund Partnership and the ownership interest (dollars in millions).

                                                       DECEMBER 31,     DECEMBER 31,
                                                           2001             2000
                                                       -------------   --------------

Investment in Equity Fund Partnership..................$       10.6    $        10.1

Percentage of ownership held...........................         3.1%            10.8%

      As of December 31, 2001, long-term restricted cash, marketable securities, and other investments also included $5.1 million related to an investment in a limited partnership which invests in, among other things, debt and equity securities associated with developed and emerging markets.

4.    PROPERTY AND EQUIPMENT

      Property and equipment were recorded at the historical cost of Scotia
Pacific, Pacific Lumber and Salmon Creek. Subsequent acquisitions of property and equipment are recorded at cost. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The carrying value of property and equipment is assessed when events and circumstances indicate that an impairment might exist. The existence of an impairment is determined by comparing the net carrying value of the asset to its estimated undiscounted future cash flows. If an impairment is present, the asset is reported at the lower of carrying value or fair value. The major classes of property and equipment are as follows
(dollar amounts in millions):

                                                                         DECEMBER 31,
                                                         ESTIMATED   -------------------
                                                        USEFUL LIVES   2001      2000
                                                        -----------  --------- ---------

Logging roads  ........................................   15 years   $   32.3  $   28.9
Other.................................................. 5 - 15 years      1.6       1.4
                                                                     --------- ---------
                                                                         33.9      30.3
Less:  accumulated depreciation........................                 (13.0)    (11.3)
                                                                     --------- ---------
                                                                     $   20.9  $   19.0
                                                                     ========= =========

      Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $1.8 million, $1.9 million and $1.6 million, respectively.

5.    DEBT

      The Company issued $867.2 million aggregate principal amount of Timber
Notes on July 20, 1998, which are due at various times through July 20, 2028.
The Timber Notes are senior secured obligations of the Company and do not constitute obligations of, and are not guaranteed by, Pacific Lumber or any other person. The Timber Notes were issued in three classes: Class A-1 Timber
Notes aggregating $160.7 million, Class A-2 Timber Notes aggregating $243.2 million and Class A-3 Timber Notes aggregating $463.3 million. Pursuant to the terms of the Indenture, the Company is permitted to incur up to $75.0 million at any one time of non-recourse indebtedness secured by purchase money mortgages to acquire additional timberlands, an unspecified amount of Additional Timber Notes
(as defined in the Indenture) provided certain conditions are met, and certain other debt on a limited basis. The Company is not permitted to incur any other indebtedness for borrowed money. The Timber Notes and the Line of Credit (as defined below) are secured by a lien on (i) the Company's timber, timberlands and timber rights (subject to Pacific Lumber's ownership of the timber and related timber harvesting rights on approximately 400 acres of such timberlands), (ii) certain contract rights and certain other assets, (iii) the proceeds of the foregoing and (iv) funds held in various accounts by the Trustee for the Timber Notes. Amounts payable on the Timber Notes are paid semi-annually, generally on January 20 and July 20 of each year (each, a "NOTE
PAYMENT DATE").

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

      In November 1999, $169.0 million of funds from the sale of the Headwaters
Timberlands were contributed to the Company and set aside in the SAR Account.
Amounts in the SAR Account are part of the collateral securing the Timber Notes and will be used to make principal payments to the extent that other available amounts are insufficient to pay Scheduled Amortization on the Class A-1 and
Class A-2 Timber Notes. In addition, during the six years beginning January 20,
2014, amounts in the SAR Account will be used to amortize the Class A-3 Timber
Notes as set forth in the Indenture, as amended. Funds may from time to time be released to the Company from the SAR Account if the amount in the account exceeds the then Required Scheduled Amortization Reserve Balance (as defined in the Indenture). If the balance in the SAR Account falls below the Required
Scheduled Amortization Reserve Balance, up to 50% of any Remaining Funds (funds that could otherwise be released to the Company free of the lien securing the
Timber Notes) is required to be used on each monthly deposit date to replenish the SAR Account. The amount attributable to Timber Notes held in the SAR Account of $53.0 million reflected in Note 3 represents $57.7 million principal amount of reacquired Timber Notes. Repurchases made during the year ended December 31,
2000, resulted in an extraordinary gain of $6.0 million.

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

      The following table presents the amortization of the Timber Notes, excluding $57.7 million face value of repurchased Timber Notes held in the SAR
Account, based on Minimum Principal Amortization and Scheduled Amortization (in
millions):

                                                      MINIMUM
                                                     PRINCIPAL      SCHEDULED
                                                   AMORTIZATION   AMORTIZATION
                                                   ------------- --------------
Years Ending December 31:
   2002..........................................  $         -   $        14.8
   2003..........................................           4.0           16.7
   2004..........................................          12.8           19.2
   2005..........................................          14.7           21.7
   2006..........................................          17.9           25.3
   Thereafter....................................         719.7          671.4
                                                   ------------- --------------
                                                   $      769.1  $       769.1
                                                   ============= ==============

      As of December 31, 2001 and 2000, the estimated fair value of debt, including current maturities, was $640.6 million and $688.1 million, respectively. The estimated fair value of debt is determined based on the quoted market price for the Timber Notes. The Timber Notes are thinly traded financial instruments; accordingly, their market price at any balance sheet date may not be representative of the price which would be derived from a more active market.

      Pursuant to certain liquidity requirements under the Indenture, the
Company has entered into an agreement (the "LINE OF CREDIT") with a group of banks (the "LIQUIDITY PROVIDERS") pursuant to which the Company may borrow to pay interest on the Timber Notes. The maximum amount the Company may borrow is equal to one year's interest on the aggregate outstanding principal balance of the Timber Notes (the "REQUIRED LIQUIDITY AMOUNT"). At December 31, 2001, the
Required Liquidity Amount was $60.9 million. The Line of Credit expires on July
12, 2002. Annually, the Company will request that the Liquidity Providers extend the Line of Credit for a period of not less than 364 days. If not extended, the
Company may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each Note Payment Date (after the payment of certain other items, including the Aggregate Minimum Principal
Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. Borrowings under the Line of
Credit generally bear interest at the Base Rate (as defined in the Line of
Credit) plus 0.25% or at a one month or six month LIBOR rate plus 1.0% at any time the borrowings have not been continually outstanding for more than six months. As of December 31, 2001, the Company had no borrowings outstanding under the Line of Credit.

      During the year ended December 31, 2001, the Company used $67.3 million set aside in the note payment account to pay the $57.4 million of interest due as well as $9.9 million of principal. The Company repaid an additional $4.3 million of principal on the Timber Notes using funds held in the SAR Account, resulting in total principal payments of $14.2 million, an amount equal to
Scheduled Amortization.

      On the note payment date in January 2002, the Company had $33.9 million set aside in the note payment account to pay the $28.4 million of interest due as well as $5.5 million of principal. The Company repaid an additional $6.1 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $11.6 million, an amount equal to
Scheduled Amortization.

      With respect to the note payment due in July 2002, the Company expects that it will require funds from the Line of Credit to pay a portion of the interest due, and that all of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account.

6.    RELATED PARTY TRANSACTIONS

      At the time of Closing, the Company and Pacific Lumber entered into a master purchase agreement (the "MASTER PURCHASE AGREEMENT") which governs all log sales by the Company to Pacific Lumber. Substantially all of the Company's
revenues have been and are expected to continue to be derived from the sale of logs to Pacific Lumber. The harvested logs are purchased by Pacific Lumber
(i.e., title passes and the obligation to make payment therefor is incurred) at the time each log is measured. The Master Purchase Agreement generally contemplate that all sales of logs by the Company to Pacific Lumber will be at the applicable stumpage prices for each species of timber and category thereof, as set forth in the most recent Harvest Value Schedule published by the
California State Board of Equalization (the "SBE PRICE"). Harvest Value
Schedules are published twice a year for purposes of computing timber yield taxes.

      The Company and Pacific Lumber also entered into a services agreement at the time of Closing (the "SERVICES AGREEMENT"), pursuant to which Pacific Lumber provides a variety of operational, management and related services in respect of the Company's timber properties not provided by the Company employees, including reforestation, fire protection and road maintenance, rehabilitation and construction. In addition, Pacific Lumber provides services to the Company with respect to the defense of any legal challenges. The Company pays a Services Fee
(as defined) in an initial amount of $107,000 per month adjusted annually based on the producer price index and reimburses Pacific Lumber for the cost of constructing, rehabilitating and maintaining roads and performing reforestation services. For the years ended December 31, 2001, 2000, and 1999, $9.7 million,
$11.6 million, and $9.9 million was recorded under the Services Agreement, respectively.

7.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

       The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the California Department of Forestry and Fire Protection (the
"CDF"). Revised SYPs will be prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors.
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

      Under the federal Clean Water Act (the "CWA"), the Environmental
Protection Agency ("EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board (the
"NORTH COAST WATER BOARD") are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the
September 2000 report by the staff of the North Coast Water Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Establishment of the final TMDL requirements applicable to the
Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. However, it continues to be below levels which meet the Company's expectations. Nevertheless, the Company anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. On December 2, 1997, an action entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell,
Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company,
MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC, et al. (the "WRIGLEY
LAWSUIT") was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed. The
Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit; however, there can be no assurance that it will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      On March 31, 1999, an action entitled Environmental Protection Information
Center, Sierra Club v. California Department of Forestry and Fire Protection,
California Department of Fish and Game, The Pacific Lumber Company, Scotia
Pacific Company LLC, Salmon Creek Corporation, et al. ("EPIC-SYP/PERMITS
LAWSUIT") was filed alleging, among other things, various violations of the CESA and the California Environmental Quality Act, and challenging, among other things, the validity and legality of the SYP and the Permits issued by
California. August 5, 2002, has been set as the trial date. On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald
Kegley vs. California Department of Forestry and Fire Protection, The Pacific
Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation ("USWA
LAWSUIT") was filed also challenging the validity and legality of the SYP. June
10, 2002, has been set as the trial date. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      On July 24, 2001, an action entitled Environmental Protection Information
Association v. Pacific Lumber, Scotia Pacific Company LLC (the "BEAR CREEK
LAWSUIT") was filed. The lawsuit alleges that the Company and Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North
Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued
violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

8.    COMPREHENSIVE INCOME (LOSS) AND MEMBER DEFICIT

      Comprehensive income (loss) includes the following (in millions):

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                    2001          2000          1999
                                                                                ------------   ----------    ----------

Net income (loss)...........................................................    $      15.1    $   104.6     $   (32.4)
Other comprehensive income:
   Change in value of available-for-sale investments........................            0.5          1.1             -
                                                                                ------------   ----------    ----------
Total comprehensive income (loss)...........................................    $      15.6    $   105.7     $   (32.4)
                                                                                ============   ==========    ==========

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                  2001         2000        1999
                                                                              ------------  ----------  -----------

Balance at beginning of period..............................................  $    (288.0)  $  (399.4)  $   (552.9)
Comprehensive income (loss).................................................         15.6       105.7        (32.4)
Contribution of assets by Pacific Lumber....................................            -         5.7          6.1
Other contributions  (distributions)........................................        (79.9)          -        179.8
                                                                              ------------  ----------  -----------
Balance at end of period....................................................  $    (352.3)  $  (288.0)  $   (399.4)
                                                                              ============  ==========  ===========

9.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summary quarterly financial information for the years ended December 31,
2001 and 2000 is as follows (in millions):

                                                                            THREE MONTHS ENDED
                                                        -----------------------------------------------------------
                                                           MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                        -------------- -------------- -------------- --------------
2001:
   Log sales to Pacific Lumber......................... $        13.1  $        32.7  $        30.4  $        22.8
   Operating income....................................           7.8           24.9           19.6           12.2
   Net income (loss)...................................          (4.6)          12.2            6.6            0.9
2000:
   Log sales to Pacific Lumber......................... $        20.3  $        26.8  $        47.3  $        33.6
   Operating income....................................          14.4           19.5           37.3           21.9
   Net income (loss)...................................           2.2            5.9           24.3           72.2

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

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

      1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

           Report of Independent Public Accountants
           Balance Sheet at December 31, 2001 and 2000
           Statement of Income for the Years Ended December 31, 2001, 2000 and 1999
           Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
           Notes to Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES:

           Schedules are inapplicable or the required information is included in the financial statements or the notes thereto.

(B)   REPORTS ON FORM 8-K

      B.        REPORTS ON FORM 8-K:

      On October 22, 2001, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On November 20, 2001, the Company filed a current report on Form 8-K
(under Item 9), related to the filing of a certificate in respect of the
Company's Timber Notes.

      On December 20, 2001, the Company filed a current report on Form 8-K
(under Item 9), related to the filing of a certificate in respect of the
Company's Timber Notes.

      On January 22, 2002, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of two certificates in respect of the Company's
Timber Notes.

      On February 20, 2002, the Company filed a current report on Form 8-K
(under Item 9), related to the filing of a certificate in respect of the
Company's Timber Notes.

      On March 20, 2002, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 30, which index is incorporated herein by reference).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SCOTIA PACIFIC COMPANY LLC

Date:   April 1, 2002            By:       /S/ ROBERT E. MANNE
                                    -------------------------------------------
                                               Robert E. Manne
                                      President and Chief Executive Officer
                                         (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

Date:   April 1, 2002            By:       /S/ JOHN A. CAMPBELL
                                    -------------------------------------------
                                               John A. Campbell
                                        Chairman of the Board and Manager

Date:   April 1, 2002            By:       /S/ JARED G. CARTER
                                    -------------------------------------------
                                               Jared G. Carter
                                                  Manager

Date:   April 1, 2002            By:       /S/ J. KENT FRIEDMAN
                                    -------------------------------------------
                                               J. Kent Friedman
                                                   Manager

Date:   April 1, 2002            By:       /S/ EZRA G. LEVIN
                                    -------------------------------------------
                                               Ezra G. Levin
                                                  Manager

Date:   April 1, 2002            By:       /S/ ROBERT E. MANNE
                                    -------------------------------------------
                                               Robert E. Manne
                                                   Manager

Date:   April 1, 2002            By:       /S/ PAUL N. SCHWARTZ
                                    -------------------------------------------
                                               Paul N. Schwartz
                                                   Manager

Date:   April 1, 2002            By:        /S/ JACK M. WEBB
                                    -------------------------------------------
                                                Jack M. Webb
                                             Independent Manager

Date:   April 1, 2002            By:        /S/ SID C. WEISS
                                    -------------------------------------------
                                                Sid C. Weiss
                                             Independent Manager

Date:   April 1, 2002            By:        /S/ GARY L. CLARK
                                    -------------------------------------------
                                                Gary L. Clark
                                    Vice President - Finance and Administration
                                    (Principal Financial and Accounting Officer)

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
--------  ----------------------------------------------------------------------

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

4.7       Second Amendment, dated as of June 15, 2001, to the Bank of America
          Credit Agreement (incorporated herein by reference to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

4.8       Deed of Trust, Security Agreement, Financing Statement, Fixture Filing
          and Assignment of Proceeds, dated as of July 20, 1998, among the
          Company, Fidelity National Title Insurance Company, as trustee, and
          State Street, as collateral agent (incorporated herein by reference to
          Exhibit 4.2  to the MAXXAM June 1998 Form 10-Q)

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

*99.1     Letter dated April 1, 2002, to the Securities and Exchange Commission
          from the Company related to assurances the Company has received from
          Arthur Andersen LLP with respect to the audit of its financial statements for the fiscal year ended December 31, 2001.

----------------------
*  Included with this filing