Form 10-Q
period 2002-03-31
SCOTIA PACIFIC CO LLC
filed 2002-05-15
CIK 1066797

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

    Item 1.   Financial Statements:
              Balance Sheet at March 31, 2002 and December 31, 2001
              Statement of Income for the three months ended March 31, 2002 and 2001
              Statement of Cash Flows for the three months ended March 31, 2002 and 2001
              Condensed Notes to Financial Statements

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations

PART II.  -  OTHER INFORMATION

    Item 1.   Legal Proceedings
    Item 6.   Exhibits and Reports on Form 8-K
    Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2002          2001
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)

ASSETS
Current assets:
   Cash, cash equivalents, and restricted cash......................................... $        8.0  $       37.8
   Marketable securities, restricted...................................................         17.7          17.1
   Receivables from Pacific Lumber.....................................................          6.1           3.8
   Prepaid timber harvesting costs.....................................................          8.0           7.9
   Other current assets................................................................          0.2           0.6
                                                                                        ------------- -------------
      Total current assets.............................................................         40.0          67.2
Timber and timberlands, net of accumulated depletion of $264.4 and
   $261.6, respectively................................................................        246.1         247.9
Property and equipment, net of accumulated depreciation of $13.5 and
    $13.0, respectively................................................................         21.2          20.9
Deferred financing costs, net..........................................................         16.1          16.4
Restricted cash, marketable securities and other investments...........................         54.6          87.6
Other assets...........................................................................          6.3           6.5
                                                                                        ------------- -------------
                                                                                        $      384.3  $      446.5
                                                                                        ============= =============

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Pacific Lumber............................................................... $        0.9  $        1.0
   Accrued interest....................................................................         11.0          25.4
   Other accrued liabilities...........................................................          2.5           3.0
   Current maturities of long-term debt, excluding $2.4 and $2.3, respectively, of
      repurchased Timber Notes held in the SAR Account.................................         15.4          14.9
                                                                                        ------------- -------------
      Total current liabilities........................................................         29.8          44.3
Long-term debt, less current maturities and excluding $53.5 and $55.4, respectively,
      of repurchased Timber Notes held in the SAR Account..............................        742.3         754.5
                                                                                        ------------- -------------
      Total liabilities................................................................        772.1         798.8
                                                                                        ------------- -------------

Contingencies (See Note 3)

Member deficit.........................................................................       (387.8)       (352.3)
                                                                                        ------------- -------------
                                                                                        $      384.3  $      446.5
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                               STATEMENT OF INCOME
                            (IN MILLIONS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)

Log sales to Pacific Lumber...............................................................  $    15.9   $     13.1
                                                                                            ----------  -----------

Operating expenses:
   General and administrative.............................................................        4.5          3.6
   Depletion, depreciation and amortization...............................................        3.4          1.7
                                                                                            ----------  -----------
                                                                                                  7.9          5.3
                                                                                            ----------  -----------

Operating income..........................................................................        8.0          7.8

Other income (expense):
   Interest and other income..............................................................        1.4          2.4
   Interest expense.......................................................................      (14.5)       (14.8)
                                                                                            ----------  -----------
                                                                                                (13.1)       (12.4)
                                                                                            ----------  -----------

Net loss..................................................................................  $    (5.1)  $     (4.6)
                                                                                            ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ----------------------
                                                                                                2002       2001
                                                                                             ---------- -----------
                                                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................................................  $    (5.1) $     (4.6)
   Adjustments to reconcile net loss to net cash used for operating activities:
      Depletion, depreciation and amortization.............................................        3.4         1.7
      Amortization of deferred financing costs.............................................        0.3         0.3
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber....................................................       (2.3)        6.3
        Prepaid timber harvesting costs....................................................       (0.1)       (0.8)
        Due to Pacific Lumber..............................................................       (0.3)        0.1
        Accrued interest...................................................................      (14.4)      (15.1)
        Other accrued liabilities..........................................................       (0.5)       (1.8)
        Other..............................................................................        0.3         0.2
                                                                                             ---------- -----------
        Net cash used for operating activities.............................................      (18.7)      (13.7)
                                                                                             ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................................................       (1.3)       (0.7)
                                                                                             ---------- -----------
        Net cash used for investing activities.............................................       (1.3)       (0.7)
                                                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt........................      (11.6)      (11.4)
   Other changes in restricted cash........................................................       31.2         9.9
   Member distributions....................................................................      (29.4)      (73.1)
                                                                                             ---------- -----------
        Net cash used for financing activities.............................................       (9.8)      (74.6)
                                                                                             ---------- -----------

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH.................................      (29.8)      (89.0)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD..........................       37.8        98.1
                                                                                             ---------- -----------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD................................  $     8.0  $      9.1
                                                                                             ========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid...........................................................................  $    28.5  $     29.5

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company at March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI which is a wholly owned subsidiary of MAXXAM.

      NEW ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 143, which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS no. 143 beginning on January 1, 2003. In general, SFAS
No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation applies to all legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e. certain types of environmental obligations). The Company is continuing its evaluation of SFAS No. 143. However, the Company does not currently expect the adoption of SFAS No. 143 to have a material impact on its future financial statements.

      In April 2002, the FASB issued SFAS No. 145, which rescinds the previous guidance for debt extinguishments. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions would not be prohibited from extraordinary item classification if they meet the criteria in APB Opinion 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement is effective for fiscal years beginning after
May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial statements.

2.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Restricted Cash, Marketable Securities and Other Investments
      Cash, marketable securities and other investments include the following amounts which are restricted under the terms of the Company's debt agreements
(in millions):

                                                                                          March 31,    DECEMBER 31,
                                                                                            2002           2001
                                                                                        -------------  ------------
Current assets:
   Cash and cash equivalents, restricted..............................................  $        6.0   $      35.3
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................          17.7          17.1
                                                                                        -------------  ------------
                                                                                                23.7          52.4
Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account........................................................         102.5         137.8
   Other amounts restricted under the Indenture.......................................           2.7           2.8
   Less: Amounts attributable to Timber Notes held in SAR Account.....................         (50.6)        (53.0)
                                                                                        -------------  ------------
                                                                                                54.6          87.6
                                                                                        -------------  ------------
Total restricted cash, marketable securities and other investments....................  $       78.3   $     140.0
                                                                                        =============  ============

      Other Investments
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

                                                                                          MARCH 31,     DECEMBER 31,
                                                                                            2002            2001
                                                                                        -------------   -------------

Investment in Equity Fund Partnership................................................   $        7.7    $       10.6

Percentage of ownership held.........................................................            2.4%            3.1%

      As of March 31, 2002, long-term restricted cash, marketable securities, and other investments also included $4.9 million related to an investment in a limited partnership which invests in, among other things, debt and equity securities associated with developed and emerging markets.

3.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

       The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors. The HCP and incidental take permits related to the HCP allow incidental
"take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the ESA and/or the CESA so long as there is no "jeopardy" to the continued existence of such species. The
HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for 17 northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these water courses. The North Coast Water Board has begun the process of establishing the final TMDL requirements applicable to the
Company's timberlands. This will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the
HCP.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. Although delays in the approvals of THPs may from time to time continue to impact the Company's ability to meet its harvesting goals, the Company anticipates that once the
Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

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

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging, among other things, various violations of the CESA and the California Environmental
Quality Act, and challenging, among other things, the validity and legality of the SYP and the Permits issued by California. August 5, 2002, has been set as the trial date. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. June 10, 2002, has been set as the trial date. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the
Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the
EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      On July 24, 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The EPA has been joined as a defendant in this case. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its financial condition or results of operations.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

4.    COMPREHENSIVE LOSS AND MEMBER DEFICIT

      Comprehensive loss includes the following (in millions):

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ---------------------------
                                                                                            2002           2001
                                                                                        ------------   ------------
Net loss..............................................................................  $      (5.1)   $      (4.6)
Other comprehensive income (loss):
   Net change in fair value of available-for-sale investments.........................         (1.0)           0.6
                                                                                        ------------   ------------
Total comprehensive loss..............................................................  $      (6.1)   $      (4.0)
                                                                                        ============   ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            2002           2001
                                                                                        ------------   ------------
Balance at beginning of period........................................................  $    (352.3)   $    (288.0)

Comprehensive loss....................................................................         (6.1)          (4.0)
Member distribution...................................................................        (29.4)         (73.1)
                                                                                        ------------   ------------
Balance at end of period..............................................................  $    (387.8)   $    (365.1)
                                                                                        ============   ============

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

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. Although delays in the approvals of THPs may from time to time continue to impact the Company's ability to meet its harvesting goals, the Company anticipates that once the
Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      While the Company has experienced recent improvements in the THP approval process, there can be no assurance that the Company will not in the future have difficulties in receiving approvals of its THPs similar to those experienced in the past. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1. "Legal
Proceedings" and Note 3 to the Condensed Financial Statements for further information regarding regulatory and legal proceedings affecting the Company.

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

      Log Sales to Pacific Lumber
      Net sales from logs were $15.9 million and $13.1 million for the three months ended March 31, 2002 and 2001, respectively. The increase in sales was due to a 19,400 Mbfe increase in the volume of log deliveries over the first quarter of 2001. However, this increase was almost completely offset by a significant decrease in log prices. The SBE Prices published for the six months beginning January 1, 2002, reflected declines in the prices for redwood logs in the range of 40% to 50% from the six month period beginning January 1, 2001. The volume of log deliveries for the quarters ended March 31, 2002 and 2001, were
32,100 Mbfe and 12,700 Mbfe, respectively. The increase in volume was predominantly due to an increase in THP approvals beginning in the third quarter of 2001.

      Operating Income and Net Loss
      Operating income was $8.0 million and $7.8 million for the three months ended March 31, 2002 and 2001, respectively. The increase was principally due to the increase in log sales discussed above offset by an increase in depletion which is directly related to the increase in log volume.

      Net losses were $5.1 million and $4.6 million for the three months ended
March 31, 2002 and 2001, respectively. The increase between periods is due to a decrease in interest income realized from cash and investments. This decrease in income was offset by a slight decrease in interest expense.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      At March 31, 2002, the Company could have borrowed a maximum of $60.0 million under the Line of Credit, and there were no borrowings outstanding under the Line of Credit. The Company has requested that the Scotia LLC Line of Credit be extended for a period of not less than 364 days beginning July 12, 2002. If not extended, the Company may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date
(after the payment of certain other items, including the Aggregate Minimum
Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw.

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
Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations. These reviews were conducted in an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber has, among other things, indefinitely curtailed two of its four operating sawmills, eliminated certain of its operations, including its soil amendment and concrete block manufacturing operations, begun utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these operational changes were implemented by Pacific Lumber during the last quarter of 2001, or during the first quarter of 2002. Pacific Lumber also terminated its internal logging operations (which performed approximately half of Pacific Lumber's logging operations) as of March 31, 2002, and intends to rely on third party contract loggers to conduct these activities.

      The $29.4 million release from the SAR Account discussed above improved
Pacific Lumber's liquidity. However, Pacific Lumber may require funds available under Pacific Lumber's revolving credit agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year.
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

CRITICAL ACCOUNTING POLICIES

      See Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Critical Accounting Policies" of the Form 10-K for a
discussion of the Company's critical accounting policies.

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
Timber Notes.

      On April 22, 2002, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On May 2, 2002, the Company filed a current report on Form 8-K dated as of
April 30, 2002 (under Item 4), related to the change of Registrant's certifying accountant.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the
Registrant.

                                                SCOTIA PACIFIC COMPANY LLC

Date: May 15, 2002          By:                      /S/ GARY L. CLARK
                                    ---------------------------------------------------
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

ESA:  The federal Endangered Species Act

FASB:  Financial Accounting Standards Board

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001

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

SFAS No. 143: Statement of Financial Accounting Standard No. 143, "Accounting
for Asset Retirement Obligations"

SFAS No. 145: Statement of Financial Accounting Standard No. 145, "Rescission of
FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and
Technical Corrections"

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