Form 10-Q
period 2002-06-30
SCOTIA PACIFIC CO LLC
filed 2002-08-14
CIK 1066797

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         Item 1.   Financial Statements:
                   Balance Sheet at June 30, 2002 and December 31, 2001
                   Statement of Income for the three and six months ended June 30, 2002 and 2001
                   Statement of Cash Flows for the six months ended June 30, 2002 and 2001
                   Condensed Notes to Financial Statements

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II.  -  OTHER INFORMATION

         Item 1.   Legal Proceedings
         Item 6.   Exhibits and Reports on Form 8-K
         Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2002          2001
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents, and restricted cash...................................... $       14.9  $       37.8
   Marketable securities, restricted...................................................         17.7          17.1
   Receivables from Pacific Lumber.....................................................          5.1           3.8
   Prepaid timber harvesting costs.....................................................          8.7           7.9
   Other current assets................................................................          1.5           0.6
                                                                                        ------------- -------------
      Total current assets.............................................................         47.9          67.2
Timber and timberlands, net of accumulated depletion of $266.5 and
   $261.6, respectively................................................................        244.6         247.9
Property and equipment, net of accumulated depreciation of $13.9 and
   $13.0, respectively.................................................................         21.7          20.9
Deferred financing costs, net..........................................................         15.8          16.4
Restricted cash, marketable securities and other investments...........................         56.5          87.6
Other assets...........................................................................          6.1           6.5
                                                                                        ------------- -------------
                                                                                        $      392.6  $      446.5
                                                                                        ============= =============

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Pacific Lumber............................................................... $        0.6  $        1.0
   Accrued interest....................................................................         25.0          25.4
   Other accrued liabilities...........................................................          2.2           3.0
   Current maturities of long-term debt, excluding $2.4 and $2.3, respectively,
      of repurchased Timber Notes held in the SAR Account..............................         15.4          14.9
                                                                                        ------------- -------------
      Total current liabilities........................................................         43.2          44.3
Long-term debt, less current maturities and excluding $53.5 and $55.4, respectively, of
   Timber Notes held in SAR Account....................................................        742.3         754.5
                                                                                        ------------- -------------
      Total liabilities................................................................        785.5         798.8
                                                                                        ------------- -------------

Contingencies (See Note 3)

Member deficit.........................................................................       (392.9)       (352.3)
                                                                                        ------------- -------------
                                                                                        $      392.6  $      446.5
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                               STATEMENT OF INCOME
                            (IN MILLIONS OF DOLLARS)

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2002         2001        2002        2001
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)

Log sales to Pacific Lumber......................................  $     14.1   $    32.7   $    30.0   $     45.8
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   General and administrative....................................         3.9         4.7         8.4          8.3
   Depletion, depreciation and amortization......................         2.8         3.1         6.2          4.8
                                                                   -----------  ----------  ----------  -----------
                                                                          6.7         7.8        14.6         13.1
                                                                   -----------  ----------  ----------  -----------

Operating income.................................................         7.4        24.9        15.4         32.7

Other income (expense):
   Interest and other income.....................................         1.5         2.0         2.9          4.4
   Interest expense..............................................       (14.5)      (14.7)      (29.0)       (29.5)
                                                                   -----------  ----------  ----------  -----------
                                                                        (13.0)      (12.7)      (26.1)       (25.1)
                                                                   -----------  ----------  ----------  -----------

Net income (loss)................................................  $     (5.6)  $    12.2   $   (10.7)  $      7.6
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                             ----------------------
                                                                                                2002       2001
                                                                                             ---------- -----------
                                                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................................  $   (10.7) $      7.6
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
      operating activities:
      Depletion, depreciation and amortization.............................................        6.2         4.8
      Amortization of deferred financing costs.............................................        0.7         0.7
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber....................................................       (1.3)       (5.5)
        Prepaid timber harvest costs.......................................................       (0.8)       (1.9)
        Due to Pacific Lumber..............................................................       (0.3)        0.7
        Accrued interest...................................................................       (0.4)       (0.8)
        Other accrued liabilities..........................................................       (0.9)       (0.9)
        Other..............................................................................       (0.8)       (0.7)
                                                                                             ---------- -----------
      Net cash provided by (used for) operating activities.................................       (8.3)        4.0
                                                                                             ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................................................       (3.3)       (2.9)
                                                                                             ---------- -----------
      Net cash used for investing activities...............................................       (3.3)       (2.9)
                                                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt........................      (11.7)      (11.4)
   Member distributions....................................................................      (29.4)      (73.1)
   Net changes in debt related restricted cash, marketable securities and other
      investments..........................................................................       29.8         8.1
                                                                                             ---------- -----------
      Net cash used for financing activities...............................................      (11.3)      (76.4)
                                                                                             ---------- -----------

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH.................................      (22.9)      (75.3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD..........................       37.8        98.1
                                                                                             ---------- -----------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD................................  $    14.9  $     22.8
                                                                                             ========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid...........................................................................  $    28.7  $     29.6

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company at June 30, 2002, and the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001. The Company is a wholly owned subsidiary of
Pacific Lumber which is a wholly owned subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI which is a wholly owned subsidiary of MAXXAM.

      LIQUIDITY AND CASH RESOURCES

      The Company's cash flows from operations are significantly impacted by harvest volumes and SBE prices. On June 19, 2002, the State Board of
Equalization adopted the new Harvest Value Schedule for the second half of 2002.
The SBE prices published in this schedule reflect an approximate 16% decline for small redwood logs and no price change for small Douglas-fir logs. This decline in SBE Prices will have an adverse impact on the Company's net sales and liquidity for the second half of 2002. With respect to short-term liquidity, the
Company believes that existing cash available for principal payments from the
SAR Account, and funds available under the Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through
2003. However, cash flows from operations may be insufficient to allow the
Company to service its debt in the long-term if the Company does not experience improvements in SBE Prices. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of the factors discussed in Note 3.

      NEW ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 143, which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS No. 143 beginning on January 1, 2003. In general, SFAS
No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e.
certain types of environmental obligations). The Company is continuing its evaluation of SFAS No. 143. However, the Company does not currently expect the adoption of SFAS No. 143 to have a material impact on its future financial statements.

      In April 2002, the FASB issued SFAS No. 145 which rescinds the previous guidance for debt extinguishments. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions would not be prohibited from extraordinary item classification if they meet the criteria in APB Opinion 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement is effective for fiscal years beginning after
May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial statements.

2.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      RESTRICTED CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS
      Cash, marketable securities and other investments include the following amounts which are restricted under the terms of the Company's debt agreements
(in millions):

                                                                                          JUNE 30,     DECEMBER 31,
                                                                                            2002           2001
                                                                                        -------------  ------------

Current assets:
   Cash and cash equivalents, restricted..............................................  $       12.7   $      35.3
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................          17.7          17.1
                                                                                        -------------  ------------
                                                                                                30.4          52.4
Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account........................................................         105.5         137.8
   Other amounts restricted under the Indenture.......................................           2.7           2.8
   Less: Amounts attributable to Timber Notes held in SAR Account.....................         (51.7)        (53.0)
                                                                                        -------------  ------------
                                                                                                56.5          87.6
                                                                                        -------------  ------------
Total restricted cash, marketable securities and other investments....................  $       86.9   $     140.0
                                                                                        =============  ============

      On March 5, 2002, the Company notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Indenture (e.g., certain harvest, THP inventory and Line of Credit requirements). Accordingly, on March 20, 2002, the Company released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber.

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

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            2002             2001
                                                                                        -------------   --------------

Investment in Equity Fund Partnership................................................   $        7.8    $        10.6

Percentage of ownership held.........................................................            2.4%             3.1%

      As of June 30, 2002 and December 31, 2001, long-term restricted cash, marketable securities, and other investments also included $5.6 million and $5.1 million, respectively, related to an investment in a limited partnership which invests in, among other things, debt and equity securities associated with developed and emerging markets.

3.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

       The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors. The HCP and the Permits related to the HCP allow incidental "take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the ESA and/or the CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years.

      In late May 2002, the Company completed its timber cruise, its first since
1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001, using the
1986 cruise data (adjusted for harvest and estimated growth), with an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber available for harvest than estimated as of December 31, 2001, using the 1986 cruise data. This change in mix could potentially result in a decrease in the
Company's revenue. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the above changes on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for 17 northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these water courses. However, in a September 2000 report, the staff of the North Coast Water Board proposed various actions for certain water courses on the Company's timberlands, including restrictions on harvesting beyond those required under the HCP. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the Company's timberlands in addition to the two covered by the EPA's
December 1999 report. This will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      A California statute, which becomes effective December 31, 2002, eliminates a waiver previously granted to timber companies. This waiver had been in effect for a number of years and waived the requirement under California water quality regulations for timber companies to follow certain waste discharge requirements in connection with their timber harvesting and related operations.
The new statute provides, however, that regional water boards such as the North
Coast Water Board are authorized to renew the waiver. If a regional water board decides not to renew the waiver by January 1, 2003, it may notify a company that the board will require such company to follow certain waste discharge requirements in order to conduct harvesting operations on a THP. The waste discharge requirements may include aquatic protection measures that are different from or in addition to those provided for in the THP approved by the
CDF. If the Company were to be so notified, harvesting activities could be delayed and/or adversely affected, as a separate, additional regulatory process would be required for THPs.

      On August 7, 2002, the North Coast Water Board issued the Company an order requiring reports of waste discharge in connection with the Company's winter operations in the Elk River basin to be conducted under THPs approved by CDF.
This order impacts an estimated 15,100 Mbfe of timber covered by a number of
THPs. This order prohibits winter operations in the watershed until the reports are submitted by the Company and a determination is made by the North Coast
Water Board regarding what, if any, waste discharge requirements would be imposed. This process could result in a significant delay or reduction in harvest. The Company is considering how to respond to this order.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. Although delays in the approvals of THPs may from time to time continue to impact the Company's ability to meet its harvesting goals, the Company anticipates that once the
Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened (subject to the matters discussed in the previous paragraphs).

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations.

      On April 3, 2002, the Environmental Protection Information Association
filed a 60-day notice letter threatening suit against the Company and certain federal agencies under the ESA. The threatened suit would seek to require the federal agencies to consider new information obtained since the approval of the
HCP concerning marbled murrelets and salmon and to require a cessation of certain harvesting operations. No suit has yet been filed. The Company believes that it has strong factual and legal defenses with respect to this matter;
however, there can be no assurance that such a suit would not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

      On December 2, 1997, the Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the
Elk River watershed. The trial date is set for November 12, 2002. The Company believes that it has strong factual and legal defenses with respect to the
Wrigley lawsuit; however, there can be no assurance that it will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging, among other things, various violations of the CESA and the California Environmental
Quality Act, and challenging, among other things, the validity and legality of the SYP and the Permits issued by California. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The previously set trial dates for these matters have been postponed, and new trial dates have not been set. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

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

4.    COMPREHENSIVE INCOME (LOSS) AND MEMBER DEFICIT

      Comprehensive income (loss) includes the following (in millions):

                                                              THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                                              --------------------------  -------------------------
                                                                  2002          2001         2002          2001
                                                              ------------  ------------  -----------  ------------
Net income (loss)...........................................  $      (5.6)  $      12.2   $    (10.7)  $       7.6
Other comprehensive income loss:
   Net change in fair value of available-for-sale investments         0.5          (0.2)        (0.5)          0.4
                                                              ------------  ------------  -----------  ------------
Total comprehensive income (loss)...........................  $      (5.1)  $      12.0   $    (11.2)  $       8.0
                                                              ============  ============  ===========  ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                                   SIX MONTHS ENDED
                                                                                                    JUNE 30, 2002
                                                                                                   ----------------
Balance at beginning of period...................................................................  $     (352.3)
Comprehensive loss...............................................................................         (11.2)
Member distribution..............................................................................         (29.4)
                                                                                                   ----------------
Balance at end of period.........................................................................  $     (392.9)
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

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. Although delays in the approvals of THPs may from time to time continue to impact the Company's ability to meet its harvesting goals, the Company anticipates that once the
Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened. As discussed in Note 3 to the Condensed Financial
Statements, the North Coast Water Board is requiring the Company to apply certain waste discharge requirements to approved THPs covering winter harvesting operations in the Elk River basin, and the North Coast Water Board could beginning in 2003 require the Company to follow waste discharge requirements before harvesting operations are conducted on THPs in other watersheds. This requirement could cause further delays in obtaining regulatory approval for
THPs.

      While the Company experienced improvements in the THP approval process during 2001 and 2002, there can be no assurance that the Company will not in the future have difficulties in receiving approvals of its THPs similar to those experienced prior to 2001. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, will not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1.
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

      Timber Cruise. In late May 2002, the Company completed its timber cruise, its first since 1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands.
The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31,
2001 using the 1986 cruise data (adjusted for harvest and estimated growth), with an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber available for harvest than estimated as of December 31, 2001, using the 1986 cruise data. This change in mix could potentially result in a decrease in the Company's revenue. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the above changes on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      Log Sales to Pacific Lumber
      The following table presents price, volume and revenue amounts for the
Company for the periods indicated (revenues in millions).

                                  THREE MONTHS ENDED JUNE 30, 2002            THREE MONTHS ENDED JUNE 30, 2001
                               ---------------------------------------   ------------------------------------------
                                               PRICE                                        PRICE
                                     MBFES     $/MBFE       REVENUES           MBFES       $/MBFE        REVENUES
                               ------------  -----------   -----------   -------------  ------------   ------------
Redwood......................       19,800   $      494    $     12.9          23,700   $       957    $      29.7
Douglas Fir..................        2,300          249           1.1           4,800           317            2.9
Other........................          100          104           0.1             200           128            0.1
                               ------------                -----------   -------------                 ------------
                                    22,200                 $     14.1          28,700                  $      32.7
                               ============                ===========   =============                 ============

                                   SIX MONTHS ENDED JUNE 30, 2002              SIX MONTHS ENDED JUNE 30, 2001
                               ---------------------------------------   ------------------------------------------
                                               PRICE                                       PRICE
                                     MBFES     $/MBFE       REVENUES           MBFES       $/MBFE        REVENUES
                               ------------  -----------   -----------   -------------  ------------   ------------
Redwood......................       47,200   $      452    $     27.6          33,900   $       944    $      41.8
Douglas Fir..................        6,600          203           2.2           7,100           298            3.9
Other........................          500           45           0.2             400            91            0.1
                               ------------                -----------   -------------                 ------------
                                    54,300                 $     30.0          41,400                  $      45.8
                               ============                ===========   =============                 ============

      Net sales from logs were $14.1 million and $32.7 million for the three months ended June 30, 2002 and 2001, respectively. The decrease in revenue was predominantly due to the significant decrease in redwood prices. SBE Prices for redwood published for the six months beginning January 1, 2002 were approximately 50% lower than those published for the same period of 2001. In addition to the decrease in prices, volumes declined predominantly due to a decline in the available-to-log THPs and the timing of the applicable seasonal harvesting restrictions imposed under the HCP. See "--Background" for further discussion of the factors affecting the supply of approved THPs. For the six months ended June 30, 2002 and 2001, net sales from logs were $30.0 million and
$45.8 million, respectively. The decrease for the six month periods was predominantly due to the decrease in redwood log prices discussed above, offset by a 12,900 Mbfe increase in the volume of log deliveries.

      Operating Income and Net Income (Loss)
      Operating income was $7.4 million and $24.9 million for the three months ended June 30, 2002 and 2001, respectively. Operating income was $15.4 million and $32.7 million for the six months ended June 30, 2002 and 2001, respectively.
The decrease for the three months ended and six months ended is principally due to the changes in log sales discussed above.

      Net income (loss) for the second quarter decreased from $12.2 million in
2001 to $(5.6) million in 2002 primarily as a result of the decrease in net sales from logs discussed above. The decrease in net income from $7.6 million for the six months ended June 30, 2001, to $(10.7) million for the six months ended June 30, 2002, was principally due to the decrease in net sales from logs as discussed above.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      The Line of Credit allows the Company to borrow up to one year's interest on the Timber Notes. On May 31, 2002, the Line of Credit was extended for an additional year to July 11, 2003. Annually, the Company will request that the
Line of Credit be extended for a period of not less than 364 days. If not extended, the Company may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date
(after the payment of certain other items, including the Aggregate Minimum
Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. At June 30, 2002, the
Company could have borrowed a maximum of $60.0 million under the Line of Credit, and there were no borrowings outstanding under Line of Credit.

      On March 5, 2002, the Company notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Timber Notes Indenture (e.g., certain harvest, THP inventory and Line of
Credit requirements). Accordingly, on March 20, 2002, the Company released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber.

      On the note payment date in January 2002, the Company had $33.9 million set aside in the note payment account to pay the $28.4 million of interest due as well as $5.5 million of principal. The Company repaid an additional $6.1 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $11.6 million, an amount equal to
Scheduled Amortization (as defined in the Timber Notes Indenture).

      On the note payment date in July 2002, the Company had $15.1 million set aside in the note payment account and borrowed $13.0 million (net of $0.9 million for Timber Notes held by the Company) from the Line of Credit to pay the
$28.1 million of interest due. The Company repaid $3.2 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations.
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations
(which historically performed approximately half of its logging operations) as of March 31, 2002, and will rely exclusively on third party contract loggers to conduct these activities in the future.

     The $29.4 million release from the SAR Account discussed above improved
Pacific Lumber's liquidity during the six months ended June 30, 2002, and operating results for the period met management's expectations. However, Pacific
Lumber's cash flows from operations may be adversely affected by the availability of logs, including old growth logs. See "-Background" and "Results of Operations-General-Timber Cruise" above as well as Note 3 to the Condensed
Financial Statements for further discussion on the regulatory and environmental factors affecting harvest levels and the results of the timber cruise completed in 2002. Pacific Lumber may require funds available under the Pacific Lumber
Credit Agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year.

      The Company's cash flows from operations are significantly impacted by harvest volumes and SBE prices. On June 19, 2002, the State Board of
Equalization adopted the new Harvest Value Schedule for the second half of 2002.
The SBE Prices published in this schedule reflect an approximate 16% decline for small redwood logs and no price change for small Douglas-fir logs. This decline in SBE Prices will have an adverse impact on the Company's net sales and liquidity for the second half of 2002. With respect to short-term liquidity, the
Company believes that existing cash available for principal payments from the
SAR Account, and funds available under the Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through
2003. However, cash flows from operations may be insufficient to allow the
Company to service its debt in the long-term if the Company does not experience improvements in SBE Prices. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of the factors discussed in "--Background" above and Note 3 to the Condensed Financial
Statements.

CRITICAL ACCOUNTING POLICIES

      The Company recently completed its timber cruise which resulted in new and updated timber volume information (see also Note 3 to the Condensed Financial
Statements). Accordingly, the Company revised its estimated depletion rates beginning April 1, 2002. There was relatively no impact on depletion expense for the six months ended June 30, 2002, as a result of using the updated timber volume information.

      See Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Critical Accounting Policies" of the Form 10-K for
additional discussion of the Company's critical accounting policies.

NEW ACCOUTING PRONOUNCEMENTS

      See Note 1 to the Condensed Financial Statements for a discussion of new accounting pronouncements and their potential impact on the Company.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This item is not applicable to the Company and its subsidiaries.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

      TIMBER HARVESTING LITIGATION

      On April 3, 2002, the Environmental Protection Information Association
filed a 60-day notice letter threatening suit against the Company and certain federal agencies under the ESA. The threatened suit would seek to require the federal agencies to consider new information obtained since the approval of the
HCP concerning marbled murrelets and salmon and to require a cessation of certain harvesting operations. No suit has yet been filed. The Company believes that it has strong factual and legal defenses with respect to this matter;
however, there can be no assurance that such a suit would not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

      With respect to the Wrigley lawsuit, the trial date is set for November
12, 2002.

      With respect to both the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the previously set trial dates have been postponed, and new trial date has not been set.

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

      On May 20, 2002, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On June 20, 2002, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On July 22, 2002, the Company filed a current report on Form 8-K (under
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

                                                           SCOTIA PACIFIC COMPANY LLC

Date: August 13, 2002                                      By:            /S/     GARY L. CLARK
                                                              ------------------------------------------------
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

Harvest Value Schedules: A schedule setting forth the SBE Prices published bi-annually by the California Board of Equalization for purposes of computing yield taxes on timber sales

HCP: The habitat conservation plan covering multiple species approved on March
1, 1999, in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 28, 1996, agreement between Pacific Lumber,
Scotia LLC, Salmon Creek Corporation, the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands

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

MBF: One thousand board feet

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

Salmon Creek:  Salmon Creek LLC, a wholly owned subsidiary of Pacific Lumber

SAR Account:  Funds held in a reserve account to support principal payments on the Timber Notes

SBE Price: The applicable stumpage price for a particular species and size of log, as set forth in the most recent Harvest Value Schedule

Scheduled Amortization: The amount of principal which the Company must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums

Services Agreement: An agreement pursuant to which Pacific Lumber provides operational, management and related services with respect to the Company's timberlands and for which Pacific Lumber is paid a fee

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