Form 10-Q/A
period 2002-06-30
SCOTIA PACIFIC CO LLC
filed 2002-08-15
CIK 1066797

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1

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

      The Registrant is amending its Form 10-Q for the quarter ended June 30,
2002, to correct the amounts set forth under the column entitled "Price $/MBFE"
in the table contained in Part I. Item 2. "Management's Discussion and Analysis
of Financial Condition and Results of Operations--Results of Operations--Log
Sales to Pacific Lumber" of such Form 10-Q. The prices included in the table as originally submitted inadvertently reflected prices on an MBF basis rather than an Mbfe basis. This item, as amended, reads as follows (attached hereto as
Exhibit 99.1 is such Form 10-Q as so amended):

      Log Sales to Pacific Lumber
      The following table presents price, volume and revenue amounts for the
Company for the periods indicated (revenues in millions).

                                  THREE MONTHS ENDED JUNE 30, 2002            THREE MONTHS ENDED JUNE 30, 2001
                               ---------------------------------------   ------------------------------------------
                                               PRICE                                        PRICE
                                     MBFES     $/MBFE       REVENUES           MBFES       $/MBFE        REVENUES
                               ------------  -----------   -----------   -------------  ------------   ------------
Redwood......................       19,800   $      652    $     12.9          23,700   $     1,252    $      29.7
Douglas Fir..................        2,300          503           1.1           4,800           612            2.9
Other........................          100          336           0.1             200           412            0.1
                               ------------                -----------   -------------                 ------------
                                    22,200                 $     14.1          28,700                  $      32.7
                               ============                ===========   =============                 ============

                                   SIX MONTHS ENDED JUNE 30, 2002              SIX MONTHS ENDED JUNE 30, 2001
                               ---------------------------------------   ------------------------------------------
                                               PRICE                                       PRICE
                                     MBFES     $/MBFE       REVENUES           MBFES       $/MBFE        REVENUES
                               ------------  -----------   -----------   -------------  ------------   ------------
Redwood......................       47,200   $      586    $     27.6          33,900   $     1,231    $      41.8
Douglas Fir..................        6,600          342           2.2           7,100           556            3.9
Other........................          500          144           0.2             400           294            0.1
                               ------------                -----------   -------------                 ------------
                                    54,300                 $     30.0          41,400                  $      45.8
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

                                           SCOTIA PACIFIC COMPANY LLC

Date: August 15, 2002       By:              /S/     GARY L. CLARK
                               -------------------------------------------------
                                                  Gary L. Clark
                                   Vice President - Finance and Administration
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

99.1  Form 10-Q of the Registrant for the quarter ended June 30, 2002, as amended to reflect the Registrant's Form 10-Q/A No. 1 dated August 15,
      2002