Form 10-Q
period 2002-09-30
SCOTIA PACIFIC CO LLC
filed 2002-11-14
CIK 1066797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

                           ---------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         Item 1.   Financial Statements:
                   Balance Sheet at September 30, 2002 and December 31, 2001
                   Statement of Income for the three and nine months ended September 30, 2002 and 2001
                   Statement of Cash Flows for the nine months ended September 30, 2002 and 2001
                   Condensed Notes to Financial Statements

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         Item 4.   Disclosure Controls and Procedures

PART II.  -  OTHER INFORMATION

         Item 1.   Legal Proceedings
         Item 6.   Exhibits and Reports on Form 8-K
         Signature
         Certifications

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
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents .......................................................... $        2.0  $       37.8
   Marketable securities...............................................................         19.3          17.1
   Receivables from Pacific Lumber.....................................................          7.0           3.8
   Prepaid timber harvesting costs.....................................................          7.9           7.9
   Other current assets................................................................          1.3           0.6
                                                                                        ------------- -------------
      Total current assets.............................................................         37.5          67.2
Timber and timberlands, net of accumulated depletion of $269.8 and
   $261.6, respectively................................................................        241.7         247.9
Property and equipment, net of accumulated depreciation of $14.4 and
   $13.0, respectively.................................................................         22.7          20.9
Deferred financing costs, net..........................................................         15.4          16.4
Restricted cash, marketable securities and other investments...........................         55.1          87.6
Other assets...........................................................................          5.9           6.5
                                                                                        ------------- -------------
                                                                                        $      378.3  $      446.5
                                                                                        ============= =============

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Pacific Lumber............................................................... $        1.3  $        1.0
   Accrued interest....................................................................         11.0          25.4
   Other accrued liabilities...........................................................          2.3           3.0
   Short-term borrowings...............................................................          5.5            -
   Current maturities of long-term debt, excluding $2.6 and $2.3, respectively,
      of repurchased Timber Notes held in the SAR Account..............................         16.8          14.9
                                                                                        ------------- -------------
      Total current liabilities........................................................         36.9          44.3
Long-term debt, less current maturities and excluding $52.8 and $55.4, respectively,
   of repurchased Timber Notes held in SAR Account.....................................        737.7         754.5
                                                                                        ------------- -------------
      Total liabilities................................................................        774.6         798.8
                                                                                        ------------- -------------

Contingencies (See Note 3)

Member deficit.........................................................................       (396.3)       (352.3)
                                                                                        ------------- -------------
                                                                                        $      378.3  $      446.5
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                           STATEMENT OF INCOME (LOSS)
                            (IN MILLIONS OF DOLLARS)

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2002         2001        2002        2001
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)

Log sales to Pacific Lumber......................................  $     19.7   $    30.4   $    49.7   $     76.3
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   General and administrative....................................         6.1         6.6        14.5         15.0
   Depletion, depreciation and amortization......................         4.0         4.2        10.2          9.0
                                                                   -----------  ----------  ----------  -----------
                                                                         10.1        10.8        24.7         24.0
                                                                   -----------  ----------  ----------  -----------

Operating income.................................................         9.6        19.6        25.0         52.3
                                                                   -----------  ----------  ----------  -----------

Other income (expense):
   Interest and other income.....................................         1.1         1.7         4.0          6.1
   Interest expense..............................................       (14.5)      (14.7)      (43.5)       (44.2)
                                                                   -----------  ----------  ----------  -----------

Net income (loss)................................................  $     (3.8)  $     6.6   $   (14.5)  $     14.2
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             ----------------------
                                                                                                2002       2001
                                                                                             ---------- -----------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................................  $   (14.5) $     14.2
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
      operating activities:
      Depletion, depreciation and amortization.............................................       10.2         9.0
      Amortization of deferred financing costs.............................................        1.0         1.0
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber....................................................       (3.2)        0.1
        Prepaid timber harvest costs.......................................................          -        (1.8)
        Accrued interest...................................................................      (14.4)      (15.1)
        Other accrued liabilities..........................................................       (0.7)       (0.6)
        Other..............................................................................       (0.6)       (0.2)
                                                                                             ---------- -----------
      Net cash provided by (used for) operating activities.................................      (22.2)        6.6
                                                                                             ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................................................       (4.9)       (4.2)
                                                                                             ---------- -----------
      Net cash used for investing activities...............................................       (4.9)       (4.2)
                                                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt........................      (14.9)      (14.2)
   Member distributions....................................................................      (29.4)      (77.4)
   Borrowings (repayments) under line of credit agreement, net.............................        5.5           -
   Net changes in debt related restricted cash, marketable securities and other
      investments..........................................................................       30.1         7.3
                                                                                             ---------- -----------
      Net cash used for financing activities...............................................       (8.7)      (84.3)
                                                                                             ---------- -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................................      (35.8)      (81.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................................       37.8        98.1
                                                                                             ---------- -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................  $     2.0  $     16.2
                                                                                             ========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid...........................................................................  $    56.9  $     58.3

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company at September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI which is a wholly owned subsidiary of MAXXAM.

      LIQUIDITY AND CASH RESOURCES

      The Company's cash flows from operations are significantly impacted by harvest volumes and SBE prices. On June 19, 2002, the State Board of
Equalization adopted the new Harvest Value Schedule for the second half of 2002.
The SBE Prices published in this schedule reflect an approximate 16% decline for small redwood logs and no price change for small Douglas-fir logs. This decline in SBE Prices will continue to have an adverse impact on the Company's net sales and liquidity during the fourth quarter of 2002. With respect to the note payment due in January 2003, the Company expects that it will require funds from the Line of Credit to pay a portion of the interest due, and that all of the funds used to pay the Scheduled Amortization amount will be provided from the
SAR Account. With respect to short-term liquidity, the Company believes that existing cash available for principal payments from the SAR Account, and funds available under the Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. However, cash flows from operations and funds available under the Line of Credit may be insufficient to allow the Company to fulfill its interest and certain other payment obligations in the long-term if SBE Prices do not improve. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of the factors discussed in Note 3.

      NEW ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 143, which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS No. 143 beginning on January 1, 2003. In general, SFAS
No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e., certain types of environmental obligations). The Company is continuing its evaluation of SFAS No. 143. However, the Company does not currently expect the adoption of SFAS No. 143 to have a material impact on its future financial statements.

      In April 2002, the FASB issued SFAS No. 145, which rescinds the previous guidance for debt extinguishments. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions would not be prohibited from extraordinary item classification if they meet the criteria in APB Opinion 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement is effective for the Company's fiscal year beginning January 1, 2003. The Company does not expect the adoption of SFAS No.
145 to have a material impact on its financial statements.

2.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      RESTRICTED CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS
      Cash, marketable securities and other investments include the following amounts which are restricted under the terms of the Company's debt agreements
(in millions):

                                                                                        September 30,  DECEMBER 31,
                                                                                            2002           2001
                                                                                        -------------  ------------

Current assets:
   Cash and cash equivalents, restricted..............................................  $          -   $      35.3
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................          19.3          17.1
                                                                                        -------------  ------------
                                                                                                19.3          52.4
Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account........................................................         102.9         137.8
   Other amounts restricted under the Indenture.......................................           2.6           2.8
   Less: Amounts attributable to Timber Notes held in SAR Account.....................         (50.4)        (53.0)
                                                                                        -------------  ------------
                                                                                                55.1          87.6
                                                                                        -------------  ------------
Total restricted cash, marketable securities and other investments....................  $       74.4   $     140.0
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

      OTHER INVESTMENTS
      Funds held in the SAR Account include interests in several limited partnerships which invest in diversified portfolios of common stocks and other equity securities. These investments are not consolidated, but are accounted for under the equity method. As of September 30, 2002, and December 31, 2001, these investments amounted to $13.7 million and $15.7 million, respectively.

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

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. Nevertheless, the rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements had been experienced in 2002 prior to the recent developments in the EPIC-SYP/Permits lawsuit described below. Despite the improvements in the THP approval process, other factors such as actions by the North Coast Water Board and pending litigation discussed below may adversely impact the Company's ability to meet its harvesting goals.

      In late May 2002, the Company completed its timber cruise, its first since
1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001 using the
1986 cruise data (adjusted for harvest and estimated growth), with an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber available for harvest than estimated as of December 31, 2001, using the 1986 cruise data. This change in mix could potentially result in a decrease in the
Company's revenues. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the above changes on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for 17 northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these two water courses. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the Company's timberlands. The North Coast Water Board has targeted the fall of 2003 as the completion date of the TMDL process for these four water courses. The final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

       Effective January 1, 2003, a California statute eliminates a waiver previously granted to, among others, timber companies. This waiver had been in effect for a number of years and waived the requirement under California water quality regulations for timber companies to follow certain waste discharge requirements in connection with their timber harvesting and related operations.
The new statute provides, however, that regional water boards such as the North
Coast Water Board are authorized to renew the waiver. If a regional water board decides not to renew the waiver by January 1, 2003, it may notify a company that the board will require such company to follow certain waste discharge requirements in order to conduct harvesting operations on a THP. The waste discharge requirements may include aquatic protection measures that are different from or in addition to those provided for in the THP approved by the
CDF. Harvesting activities could be delayed and/or adversely affected, as a separate, additional regulatory process would be required for harvesting under
THPs.

      In August 2002, the North Coast Water Board issued the Company an order requiring reports of waste discharge in connection with the Company's winter operations in the Elk River basin to be conducted under THPs approved by CDF.
This order currently impacts an estimated 18,000 Mbfe of timber covered by a number of THPs. This order prohibits sediment discharges caused by Company operations during the winter period in the watershed until the reports are submitted by the Company and a determination is made by the North Coast Water
Board regarding what, if any, waste discharge requirements are to be imposed.
The Company submitted a report of waste discharge, and on November 7, 2002, the
North Coast Water Board approved waste discharge requirements that the Company believes will allow it to operate within this basin during the winter months.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations.

      On December 2, 1997, the Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the
Elk River watershed. On September 20, 2002, an agreement was reached to settle this litigation, and the parties are proceeding to implement that agreement.

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging, among other things, various violations of the CESA and the California Environmental
Quality Act, and challenging, among other things, the validity and legality of the SYP and the Permits issued by California. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The trial judge has issued a stay of the effectiveness of the Permits but has not issued an injunction against harvesting on the Company's lands under THPs that were previously approved consistently with the Permits. The stay does, however, prevent CDF from approving certain new THPs that rely upon the Permits, and unless the stay can be vacated or amended, as the Company has requested, it could force the Company to modify its pending THPs in accordance with alternative Board of Forestry rules that do not depend upon an approved SYP.
This procedure could cause reductions in 2003 harvest levels and could have an adverse impact on the Company. A trial date is set for January 20, 2003. The judge has indicated that he expects to rule on this matter no earlier than July
2003. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, the
Company is working with the relevant government agencies to defend these challenges, and does not believe the resolution of these matters should result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. However, in addition to the potential short-term adverse impacts described above, these matters could have a long-term negative impact if they are decided adversely to the Company.

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

4.    COMPREHENSIVE INCOME (LOSS) AND MEMBER DEFICIT

      Comprehensive income includes the following (in millions):

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                              --------------------------  -------------------------
                                                                  2002          2001         2002          2001
                                                              ------------  ------------  -----------  ------------
Net income (loss)...........................................  $      (3.8)  $       6.6   $    (14.5)  $      14.2
Other comprehensive income:
   Net change in fair value of available-for-sale
      investments...........................................          0.4           1.1         (0.1)          1.5
                                                              ------------  ------------  -----------  ------------
Total comprehensive income (loss)...........................  $      (3.4)  $       7.7   $    (14.6)  $      15.7
                                                              ============  ============  ===========  ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                                     NINE MONTHS
                                                                                                        ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                         2002
                                                                                                   ----------------
Balance at beginning of period.................................................................... $     (352.3)
Comprehensive loss................................................................................        (14.6)
Member distribution...............................................................................        (29.4)
                                                                                                   ----------------
Balance at end of period.......................................................................... $     (396.3)
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

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. As discussed in Note 3 to the Condensed Financial Statements, other factors may adversely impact the Company's abilities to meet its harvesting goals. The North Coast Water Board is requiring the Company to apply certain waste discharge requirements to approved THPs covering winter harvesting operations in the Elk River basin, and beginning in 2003 the North Coast Water
Board could require the Company to follow waste discharge requirements before harvesting operations are conducted on THPs in other watersheds. This requirement could cause further delays in harvesting. A stay issued in connection with the EPIC-SYP/Permits lawsuit could require the Company to follow an alternative THP approval process, resulting in delays in obtaining approvals of THPs which have already been submitted or are currently being prepared.

      Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions or low SBE Prices will not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1.
"Legal Proceedings" and Note 3 to the Condensed Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

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

   Timber Cruise. In late May 2002, the Company completed its timber cruise, its first since 1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001 using the 1986 cruise data (adjusted for harvest and estimated growth), with an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber available for harvest than estimated as of December 31, 2001, using the 1986 cruise data. This change in mix could potentially result in a decrease in the Company's revenues. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the above changes on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      Log Sales to Pacific Lumber
      The following table presents price, volume and revenue amounts for the
Company for the periods indicated (revenues in millions).

                                THREE MONTHS ENDED SEPTEMBER 30, 2002      THREE MONTHS ENDED SEPTEMBER 30, 2001
                               ---------------------------------------   ------------------------------------------
                                               PRICE                                        PRICE
                                     MBFES     $/MBFE       REVENUES           MBFES       $/MBFE        REVENUES
                               ------------  -----------   -----------   -------------  ------------   ------------
Redwood......................       27,000   $      550    $     14.8          32,800   $       774    $      25.4
Douglas Fir..................       11,000          417           4.6           9,000           522            4.7
Other........................        1,000          281           0.3             700           440            0.3
                               ------------                -----------   -------------                 ------------
                                    39,000                 $     19.7          42,500                  $      30.4
                               ============                ===========   =============                 ============

                                NINE MONTHS ENDED SEPTEMBER 30, 2002        NINE MONTHS ENDED SEPTEMBER 30, 2001
                               ---------------------------------------   ------------------------------------------
                                               PRICE                                       PRICE
                                     MBFES     $/MBFE       REVENUES           MBFES       $/MBFE        REVENUES
                               ------------  -----------   -----------   -------------  ------------   ------------
Redwood......................       74,200   $      573    $     42.5          66,700   $     1,007    $      67.2
Douglas Fir..................       17,600          389           6.8          16,100           537            8.6
Other........................        1,500          235           0.4           1,100           390            0.4
                               ------------                -----------   -------------                 ------------
                                       10
                               ------------                -----------   -------------                 ------------
                                    93,300                 $     49.7          83,900                  $      76.2
                               ============                ===========   =============                 ============

      Net sales from logs were $19.7 million and $30.4 million for the three months ended September 30, 2002 and 2001, respectively. The decrease in revenue was due to the significant decrease in redwood prices. SBE Prices for small redwood logs for the six month periods beginning January 1, 2002 and July 1,
2002 are 50% and 30% lower, respectively, than those for the same periods of
2001. In addition to the decrease in prices, volumes were lower due to the timing of the applicable seasonal harvesting restrictions imposed under the HCP predominantly in the month of July. See "--Background" for further discussion of the factors affecting the supply of approved THPs. For the nine months ended
September 30, 2002 and 2001, net sales from logs were $49.7 million and $76.3 million, respectively. The decrease for the nine month periods was due to the decrease in redwood log prices discussed above, offset by a 9,400 Mbfe increase in the volume of log deliveries.

      Operating Income and Net Income (Loss)
      Operating income was $9.6 million and $19.6 million for the three months ended September 30, 2002 and 2001, respectively. Operating income was $25.0 million and $52.3 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease for the three and nine month periods is principally due to the decrease in net sales from logs discussed above. Overall, general and administrative expenses have remained relatively stable. The Company has had a notable decrease in yield taxes caused by the lower SBE Prices as discussed above, as well as a reduction in the cost of preparing THPs (predominantly in the areas of geology and botany) by hiring fewer outside contractors. However, these gains have been offset by notable increases in insurance costs and increased administrative staffing. Depletion expense fluctuates directly with the change in harvest levels, however, the Company has experienced a slight increase in expense as a result of updated depletion rates resulting from the
Company's recently completed Timber Cruise discussed above (see also "Critical
Accounting Policies" below).

      Net income (loss) for the third quarter decreased from $6.6 million in
2001 to $(3.8) million in 2002 and from $14.2 million for the nine months ended
September 30, 2001, to $(14.5) million for the nine months ended September 30,
2002, principally due to the decrease in net sales from logs as discussed above.
In addition, interest and other income decreased $0.6 million for the three months ended September 30, 2002 and $2.1 million for the nine months ended
September 30, 2002, principally due to lower investment earnings as a result of lower amounts of funds available for investment in cash, marketable securities and other investments (see also Note 2 to the Condensed Financial Statements).

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      The Line of Credit allows the Company to borrow up to one year's interest on the Timber Notes. On May 31, 2002, the Line of Credit was extended for an additional year to July 11, 2003. Annually, the Company will request that the
Line of Credit be extended for a period of not less than 364 days. If not extended, the Company may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date
(after the payment of certain other items, including the Aggregate Minimum
Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. At September 30, 2002, the Company could have borrowed a maximum of $54.3 million under the Line of
Credit, and there was $5.5 million outstanding under the Line of Credit.

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
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations
(which historically performed approximately half of its logging) as of March 31,
2002, and now relies exclusively on contract loggers to conduct these activities. Further actions may be taken during the next year as a result of
Pacific Lumber's continuing evaluation process, and additional writedowns of certain assets may be required.

      The $29.4 million release from the SAR Account discussed above improved
Pacific Lumber's liquidity during the nine months ended September 30, 2002.
However, Pacific Lumber's cash flows from operations may be adversely affected by the availability of logs. See "--Background" and "Results of
Operations--General--Timber Cruise" above as well as Note 3 to the Condensed
Financial Statements for further discussion on the regulatory and environmental factors affecting harvest levels and the results of the timber cruise completed in 2002. Pacific Lumber may require funds available under the Pacific Lumber
Credit Agreement and/or additional repayments by MGI of an intercompany loan in order to meet its working capital and capital expenditure requirements for the next year.

      The Company's cash flows from operations are significantly impacted by harvest volumes and SBE prices. On June 19, 2002, the State Board of
Equalization adopted the new Harvest Value Schedule for the second half of 2002.
The SBE Prices published in this schedule reflect an approximate 16% decline for small redwood logs and no price change for small Douglas-fir logs. This decline in SBE Prices will continue to have an adverse impact on the Company's net sales and liquidity during the fourth quarter of 2002. With respect to the note payment due in January 2003, the Company expects that it will require funds from the Line of Credit to pay a portion of the interest due, and that all of the funds used to pay the Scheduled Amortization amount will be provided from the
SAR Account. With respect to short-term liquidity, the Company believes that existing cash available for principal payments from the SAR Account, and funds available under the Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. However, cash flows from operations may be insufficient to allow the Company to fulfill its interest and certain other payment obligations in the long-term if SBE Prices do not improve. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of the factors discussed in "--Background" above and Note 3 to the Condensed Financial
Statements.

CRITICAL ACCOUNTING POLICIES

      In the second quarter of 2002, the Company completed its timber cruise which resulted in new and updated timber volume information (see also Note 3 to the Condensed Financial Statements). Accordingly, the Company revised its estimated depletion rates beginning April 1, 2002. For the nine months ended
September 30, 2002, there was relatively no impact on depletion expense as a result of using the updated timber volume information.

      See Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Critical Accounting Policies" of the Form 10-K for
additional discussion of the Company's critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 1 to the Condensed Financial Statements for a discussion of new accounting pronouncements and their potential impact on the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This item is not applicable to the Company.

ITEM 4.       DISCLOSURE CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange
Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief
Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures. Based on the foregoing, the
Company's Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures were effective.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

      The information set forth in Note 3 to the Condensed Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           None.

      B.      REPORTS ON FORM 8-K:

      On July 22, 2002, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On August 13, 2002, the Company filed a current report on Form 8-K dated
August 13, 2002, related to the Certification of the Chief Executive and Chief
Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      On August 21, 2002, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On September 20, 2002, the Company filed a current report on Form 8-K
(under Item 9), related to the filing of a certificate in respect of the
Company's Timber Notes.

      On October 4, 2002, the Company filed a current report on Form 8-K dated
October 1, 2002, related to the EPIC- SYP/Permits lawsuit.

      On October 21, 2002, the Company filed a current report on Form 8-K (under
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

                                                 SCOTIA PACIFIC COMPANY LLC

Date: November 13, 2002           By:               /S/   GARY L. CLARK
                                     --------------------------------------------------
                                                        Gary L. Clark
                                         Vice President - Finance and Administration
                                        (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

     I, Robert E. Manne, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Scotia Pacific Company LLC;

     2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002               By:           /S/ ROBERT E. MANNE
                                                --------------------------------------
                                                           Robert E. Manne
                                                President and Chief Executive Officer
                                                      (Principal Executive Officer)

I, Gary L. Clark, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Scotia Pacific Company LLC;

     2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002           By:                     /S/ GARY L. CLARK
                                             -----------------------------------------------------
                                                                  Gary L. Clark
                                                  Vice President-Finance and Administration
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
99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County
(Order Granting Change of Venue was filed on May 27, 1999, and assigned Case No.
CV990452 in Humboldt County Superior Court)

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

SFAS No. 143: Statement of Financial Accounting Standards No. 143, "Accounting
for Asset Retirement Obligations"

SFAS No. 145: Statement of Financial Accounting Standards No. 145, "Rescission of
FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and
Technical Corrections"

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