Form 10-K
period 2002-12-31
SCOTIA PACIFIC CO LLC
filed 2003-03-31
CIK 1066797

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002     COMMISSION FILE NUMBER 333-63825

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
Yes |X|   No |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES |_|   NO |X|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter: -0-

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

   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

   Item 8.    Financial Statements and Supplementary Data
                      Independent Auditors' Report
                      Report of Independent Public Accountants
                      Balance Sheet
                      Statement of Income (Loss)
                      Statement of Cash Flows
                      Notes to Financial Statements

   Item 9.    Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure

                                    PART III

   Items
      10-13.  Not applicable.

   Item 14.   Controls and Procedures

   Item 15.   Not applicable.

                                     PART IV

   Item 16.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   Signatures

   Certifications

   Index of Exhibits

                                    PART I

ITEM 1.         BUSINESS

GENERAL

      Scotia Pacific Company LLC (the "COMPANY"), a special purpose Delaware limited liability company wholly owned by The Pacific Lumber Company ("PACIFIC
LUMBER"), was organized by Pacific Lumber in May 1998 to facilitate the sale of the Company's 6.55% Series B Class A-1 Timber Collateralized Notes due 2028,
(the "CLASS A-1 NOTES"), 7.11% Series B Class A-2 Timber Collateralized Notes
due 2028 (the "CLASS A-2 NOTES") and 7.71% Series B Class A-3 Timber
Collateralized Notes due 2028 (the "CLASS A-3 NOTES," together with the Class
A-1 Timber Notes and the Class A-2 Timber Notes, the "TIMBER NOTES"). The
Indenture governing the Timber Notes is referred to herein as the "INDENTURE."
Pacific Lumber is a wholly owned subsidiary of MAXXAM Group Inc. ("MGI"), and
Pacific Lumber also wholly owns Salmon Creek LLC ("SALMON CREEK"). MGI is an indirect wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). As used herein, the terms "MGI," "Pacific Lumber," or "MAXXAM" refer to the respective companies and their subsidiaries, unless otherwise noted or the context indicates otherwise.

      Except as otherwise indicated, all references herein to "Notes" represent the Notes to the Company's Financial Statements contained herein.

      This Annual Report on Form 10-K contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995 ("PSLRA"). These statements appear in a number of places (see Item 1. "Business--Harvesting Practices" and "--Regulatory and
Environmental Factors," Item 3. "Legal Proceedings" and Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of
Operations--Background," "--Results of Operations" and "--Financial Condition
and Investing and Financing Activities"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may,"
"estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors which could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

TIMBER AND TIMBERLANDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and
"Business--General" above for cautionary information with respect to such forward-looking statements.

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

      In March 1999, Pacific Lumber, the Company and Salmon Creek (collectively, the "PALCO COMPANIES") consummated the Headwaters Agreement (the "HEADWATERS
AGREEMENT") with the United States and California. Pursuant to the agreement, approximately 5,600 acres of timberlands owned by the Palco Companies (the
"HEADWATERS TIMBERLANDS") were transferred to the United States in exchange for
(i) an aggregate of $300.0 million, (ii) approximately 7,700 acres of timberlands, and (iii) approval by the federal and state governments of habitat conservation and sustained yield plans (the "ENVIRONMENTAL PLANS") in respect of the Company Timberlands. California also agreed to offer to purchase a portion of Pacific Lumber's Grizzly Creek grove and to purchase the Company's Owl Creek grove (which purchases were subsequently consummated; see Note 2).

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

      The Company Timber is comprised of primarily young growth and old growth redwood and Douglas-fir timber. In May 2002, the Company completed the first timber cruise on the Company Timberlands since 1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable
Company Timber. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001 using the 1986 cruise data (adjusted for harvest and estimated growth). The new cruise data indicates that there is significantly less old growth timber than estimated as of December 31, 2001, using the 1986 cruise data. There was also an estimated increase in young growth timber volume almost equal to the estimated decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe (see the following paragraph) by 0.2 to 2.9 million. These timber volume numbers do not reflect substantial quantities of sub-merchantable trees which exist but are not yet mature enough to be included within the inventory of Company Timber. This change in mix could adversely affect the
Company's revenues. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the revised estimate on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on timber harvesting plans ("THPS") and determining depletion expense.

      Under the Mbfe concept, one thousand board feet, net Scribner scale, of old growth redwood timber equals one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company
Timber was assigned a value equal to a fraction of an Mbfe (in order to account for their relative values). This fraction was generally determined by dividing the June 1998 SBE Price applicable to such species and category by the June 1998
SBE Price applicable to old growth redwood. "SBE PRICE" is the applicable stumpage price for each species of timber and category thereof pursuant to a schedule published periodically by the California State Board of Equalization.
See "--Operation of Company Timberlands" and "--Harvesting Practices" below.

      See "--Regulatory and Environmental Factors," Item. 3 "Legal Proceedings,"
and Item 7. "Management's Discussion and Analysis of Financial Condition and
Results of Operations" for various legal, regulatory, environmental and other challenges being faced by the Company in connection with timber harvesting and other operations on the Company Timberlands.

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

      Pacific Lumber engages in extensive efforts to supplement the natural regeneration of the Company Timber and increase the amount of timber on the
Company Timberlands. The Company is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pursuant to the Services Agreement described below (see "--Operation of Company
Timberlands"), Pacific Lumber conducts regeneration activities on the Company
Timberlands for the Company. Regeneration of redwood timber generally is accomplished through redwood sprouts from harvested trees and the planting of redwood seedlings at levels designed to optimize growth. Douglas-fir timber is regenerated almost entirely by planting seedlings. During 2002, Pacific Lumber planted an estimated 1,100,000 redwood and Douglas-fir seedlings on the Company
Timberlands.

      California law requires large timberland owners, including the Company, to demonstrate that their operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting a sustained yield plan to the California Department of Forestry and
Fire Protection ("CDF") for review and approval. A sustained yield plan contains a timber growth and yield assessment, which evaluates and calculates the amount of timber and long-term production outlook for a company's timberlands, a fish and wildlife assessment, which addresses the condition and management of fisheries and wildlife in the area, and a watershed assessment, which addresses the protection of aquatic resources. The relevant regulations require determination of a long-term sustained yield ("LTSY"), which is the average annual growth sustainable by the timber inventory at the end of a 100-year planning period. The LTSY is determined based upon timber inventory, projected growth and harvesting methodologies, as well as soil, water, air, wildlife and other relevant considerations. A sustained yield plan must demonstrate that the average annual harvest over any rolling ten-year period within the planning horizon does not exceed the LTSY.

      The Company is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on the Company Timberlands.
These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. As part of the
Headwaters Agreement, the federal and state governments approved the
Environmental Plans, consisting of a sustained yield plan (the "SYP") and a multi-species habitat conservation plan (the "HCP"), in respect of the Company
Timberlands. See "--Regulatory and Environmental Factors" below and Note 7.

OPERATION OF COMPANY TIMBERLANDS

      The Company's foresters, wildlife and fisheries biologists, geologists, botanists and other personnel are responsible for providing a number of forest stewardship techniques, including protecting the Company Timber from forest fires, erosion, insects and other damage, overseeing reforestation activities and monitoring environmental and regulatory compliance. The Company's personnel are also responsible for preparing THPs and updating the GIS that contains information on numerous aspects of the Company Timberlands. See "--Harvesting
Practices" below for a description of the Company's GIS updating process and the
THP preparation process.

      The Company is a party with Pacific Lumber to a master purchase agreement
(the "MASTER PURCHASE AGREEMENT") which governs the sale to Pacific Lumber of logs harvested from the Company Timberlands. As Pacific Lumber purchases logs from the Company pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing
Company Timber covered by approved THPs, with the purchase price being based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs passes to Pacific Lumber once the logs are measured. The Master Purchase
Agreement contemplates that all sales of logs by the Company to Pacific Lumber will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase Agreement provides that if the purchase price equals or exceeds the SBE Price and a structuring price set forth in a schedule to the Indenture, the purchase price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE Price, but is less than the structuring price, then the Company is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value. SBE Price is the stumpage price for each species and category of timber as set forth in the most recent "HARVEST VALUE SCHEDULE" (or any successor publication) published by the California State Board of Equalization (or any
successor agency) applicable to the timber sold during the applicable period.
Harvest Value Schedules are published twice a year for purposes of computing a yield tax imposed on timber harvested between January 1 through June 30 and July
1 through December 31. SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates. See also Item 7. "Management's Discussion and Analysis of Financial Condition and
Results of Operations--Results of Operations--General--Master Purchase Agreement
Provisions" and "--Financial Condition and Investing and Financing Activities."

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

      The Company provides certain services to Pacific Lumber pursuant to an additional services agreement (the "ADDITIONAL SERVICES AGREEMENT"). These services include (i) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (ii) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties and
(iii) assisting Pacific Lumber with its statutory and regulatory compliance.
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

HARVESTING PRACTICES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and
"Business--General" above for cautionary information with respect to such forward-looking statements.

      The GIS contains information regarding numerous aspects of the Company
Timberlands, including timber type, tree class, wildlife and botanical data, geological information, roads, rivers and streams. Subject to the terms of the
Services Agreement, Pacific Lumber, to the extent necessary, provides the
Company with personnel and technical assistance in updating, upgrading and improving the GIS and the other computer systems owned by the Company. By carefully monitoring and updating this data base and conducting field studies, the Company's foresters, with the assistance (if required) of Pacific Lumber pursuant to the Services Agreement, are better able to develop detailed THPs addressing the various regulatory requirements. The Company also utilizes a
Global Positioning System ("GPS") which can provide precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of the GIS data.

      The ability of the Company to harvest timber will depend in large part upon its ability to obtain regulatory approval of THPs. Prior to harvesting timber in California, companies are required to obtain the CDF's approval of a detailed THP for the area to be harvested. A THP must be submitted by a registered professional forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. The number of the Company's approved THPs and the amount of timber covered by such
THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested within a one year period from the date harvesting first begins. The
Indenture requires the Company to use its best efforts (consistent with prudent business practices) to maintain a number of pending THPs which, together with
THPs previously approved, would cover rights to harvest a quantity of Company
Timber adequate to pay interest and principal amortization based on the Minimum
Principal Amortization schedule (as set forth in the Indenture) for the Timber
Notes for the next succeeding twelve month period. Despite its best efforts, the
Company has in the past experienced difficulties in the THP approval process;
however, the rate of approvals has improved during the last two years. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Background" and "--Results of Operations--Log Sales to Pacific
Lumber." While the Company's supply of approved THPs remains below its expectations, the Company continues to believe that the Environmental Plans should in the long-term expedite the preparation and facilitate approval of its
THPs.

      The Company employs a variety of well-accepted methods of selecting trees for harvest designed to achieve optimal regeneration and to meet its state-approved SYP. These methods, referred to as "silvicultural systems" in the forestry profession, range from very light thinnings (aimed at enhancing the growth rate of retained trees) to clear cutting which results in the harvest of nearly all trees in an area (with the exception of sub-merchantable trees and trees retained for wildlife protection). In between are a number of varying levels of partial harvests which can be employed.

EMPLOYEES

      As of March 1, 2003, the Company employed 94 persons, 89 of whom were registered professional foresters, geologists, wildlife and fisheries biologists, botanists or otherwise involved in the management of the Company
Timberlands. None of the Company's employees are covered by a collective bargaining agreement.

PRINCIPAL EXECUTIVE OFFICES

      The principal executive offices of the Company are located at 125 Main
Street, 2nd Floor, P.O. Box 712, Scotia, California 95565. The telephone number of the Company is (707) 764-2330.

REGULATORY AND ENVIRONMENTAL FACTORS

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and
"Business--General" above for cautionary information with respect to such
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
These requirements include the obligation of timber companies to obtain regulatory approval of detailed THPs containing information with respect to areas proposed to be harvested. See "--Harvesting Practices" above. California law also requires large timberland owners, including the Company, to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands. See "--Timber and Timberlands" above. The federal Endangered Species Act (the "ESA") and California Endangered Species Act
(the "CESA") provide in general for the protection and conservation of specifically listed wildlife and plants. These laws generally prohibit the take of certain species, except for incidental takes pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permits. A habitat conservation plan, among other things, specifies measures to minimize and mitigate the potential impact of the incidental take of species and to monitor the effects of the activities covered by the plan. The operations of Pacific Lumber are also subject to the
California Environmental Quality Act (the "CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water
Quality Act and federal Clean Water Act (the "CWA"), which require that the
Company conduct its operations so as to reasonably protect the water quality of nearby rivers and streams. Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the scope and timing of the Company's timber operations (such as recent actions of the regional water board and its staff--see "--Water Quality" below), increased operational costs and engendered litigation and other challenges to its operations.

      The Environmental Plans
      The Environmental Plans, consisting of the HCP and the SYP, were approved by the federal and state governments upon the consummation of the Headwaters
Agreement. In connection with approval of the Environmental Plans, incidental take permits ("PERMITS") were issued with respect to certain threatened, endangered and other species found on the Company Timberlands. The Permits cover the 50-year term of the HCP and allow incidental takes of 17 different species covered by the HCP, including four species which are found on the Company
Timberlands that had previously been listed under the ESA and/or the CESA by the applicable governmental entities. The agreements which implement the
Environmental Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach by the
Company of these agreements or the Environmental Plans.

      Under the Environmental Plans, harvesting activities are prohibited or restricted on certain areas of the Company Timberlands. Some of these restrictions continue for the entire 50-year period. For example, several areas
(consisting of substantial quantities of timber, including old growth redwood and Douglas-fir timber) serve as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Harvesting in certain other areas of the Company Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide and the degree to which harvesting activities will be prohibited or restricted in the future. Further, additional areas alongside streams have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat.
Restrictions on harvest in streamside buffers and potential landslide prone acres may be adjusted up or down, subject to certain minimum and maximum buffers, based upon the ongoing watershed analysis process described below. The adaptive management process described below may also be used to modify most of these restrictions.

      The first analysis by the Palco Companies of a watershed, Freshwater, was released in June 2001. This analysis was used by the Palco Companies and the government agencies to develop proposed harvesting prescriptions. The Freshwater prescriptions resulted in a reduction in the size of the streamside buffers set forth in the Environmental Plans and also provide for geologic reviews in order to conduct any harvesting activities on potential landslide-prone areas.
Watershed analysis based prescriptions are currently being developed for other portions of the Company Timberlands. At least one additional watershed analysis study is expected to be completed in 2003. The HCP required the Palco Companies, together with the government agencies, to establish a watershed analysis schedule resulting in completion of the initial watershed analysis process for all covered lands within five years. However, due largely to the number of agencies involved and the depth and complexity of the analysis, the process has thus far proven to require more time than originally anticipated. Accordingly, the Palco Companies will be working with the government agencies to establish an appropriate timeline and to streamline the process for implementation of watershed analysis on the remaining portions of Company Timberlands to ensure that such studies are time and cost efficient, and that such studies continue to provide scientific results necessary to evaluate potential changes to the harvesting restrictions on those lands.

      The HCP imposes certain restrictions on the use of roads on the timberlands covered by the HCP during several months of the year and during periods of wet weather. However, Pacific Lumber has conducted, and the Company expects that Pacific Lumber will be able to continue to conduct, some harvesting during these periods. A pending adaptive management change to the road restrictions of the Environmental Plans would help ensure that road restrictions are consistent with the operational needs of the Palco Companies. The HCP also requires that 75 miles of roads be stormproofed on an annual basis and that certain other roads must be built or repaired. The nature of this work requires that it be performed in the dry periods of the year. To date, over 360 miles of roads have been stormproofed.

      The HCP contains an adaptive management provision, which various regulatory agencies have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound.
This provision allows the Palco Companies to propose changes to many of the HCP prescriptions based on, among other things, economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost and economic feasibility and viability. The Palco Companies and the agencies have implemented various adaptive management changes related to wildlife and rare plants, and other changes relating to roads and streamside buffers are under consideration by the government agencies. These adaptive management changes have increased the ability to conduct harvesting operations and/or reduce operating costs while still meeting the obligations of the Environmental Plans.

      Water Quality
      Under the Federal Clean Water Act, the Environmental Protection Agency
(the "EPA") is required to establish total maximum daily load limits ("TMDLS")
in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board ("NORTH COAST WATER
BOARD") are in the process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine water courses that flow within the Company Timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the
HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the Company Timberlands, with a targeted completion of spring 2004 for these two water courses. The final TMDL requirements applicable to the Company
Timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Effective January 1, 2003, a California statute eliminates a waiver previously granted to, among others, timber companies. This waiver had been in effect for a number of years and waived the requirement under California water quality regulations for timber companies to follow certain waste discharge requirements in connection with their timber harvesting and related operations.
The new statute provides, however, that regional water boards such as the North
Coast Water Board are authorized to renew the waiver. The North Coast Water
Board has renewed the waiver for timber companies through December 31, 2003.
Should the North Coast Water Board decide not to extend this or another waiver beyond December 31, 2003, it may thereafter notify a company that the Board will require such company to follow certain waste discharge requirements in order to conduct harvesting operations on a THP. The waste discharge requirements may include aquatic protection measures that are different from or in addition to those provided for in the THP approved by the CDF. Accordingly, harvesting activities could be delayed and/or adversely affected as these waste discharge requirements are developed and implemented.

      Beginning with the 2002-2003 winter operating period, the Palco Companies have been required to submit "Reports of Waste Discharge" to the North Coast
Water Board in order to conduct winter harvesting activities in the Freshwater
Creek and Elk River watersheds. After consideration of these reports, the North
Coast Water Board imposed requirements on the Palco Companies to implement additional mitigation and erosion control practices in these watersheds. These additional requirements will somewhat increase operating costs. The North Coast
Water Board also issued a clean up and abatement order (the "ELK RIVER ORDER")
for the Elk River watershed and is contemplating similar actions for the
Freshwater, Bear, Jordan and Stitz Creeks watersheds. The Elk River Order is aimed at addressing existing sediment production sites through clean up actions.
The order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to the Company beginning in 2003 and extending over a number of years. The Palco Companies have appealed the Elk
River Order to the State Water Resources Control Board (the "STATE WATER
BOARD"), but are holding the appeal in abeyance while they discuss this matter with the North Coast Water Board and its staff.

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

      For instance, in January 2003, the Natural Resources Committee of the
California Senate issued a report that recommended consideration of legislation on a number of issues that would affect the Company, including collection of fees for THPs, providing a stronger role for regional water boards in the THP process, limiting the use of clearcutting, and regulating the rate of harvest in individual watersheds. On February 7, 2003, Senate Bill 217 was introduced addressing a number of these issues and others. If this legislation is passed as written, it will have a significant adverse impact on the Company. It is likely that other legislation addressing these issues will be introduced as well.

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

      Treesitters on Company Timberlands
      The Company has over the past several months had a number of persons trespass on the Company Timberlands for the purpose of "treesitting" (i.e.
occupying trees for varying periods of time). To date, these activities have not had a material impact on the Company; however, there can be no assurance that this will continue to be the case.

      Timber Operators License
      In order to conduct logging operations, road building, stormproofing and certain other activities, a company must obtain from the CDF a Timber Operator's
License. In December 2001, Pacific Lumber was granted a Timber Operator's
License for 2002 and 2003. At the end of the first quarter of 2002, Pacific
Lumber ended its company-staffed logging operations and now relies exclusively on contract loggers.

ITEM 2.         PROPERTIES

      A description of the Company's properties is included under Item 1. above.

ITEM 3.         LEGAL PROCEEDINGS

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and
"Business--General" above for cautionary information with respect to such forward-looking statements.

TIMBER HARVESTING LITIGATION

      Pending lawsuits could affect the Company's ability to implement the HCP and/or the SYP, implement certain of the Company's approved THPs, or carry out certain other operations, as discussed below. Two such lawsuits were resolved during 2002. See Note 7. Certain of the remaining pending cases are described below. The Services Agreement requires Pacific Lumber to prepare and file on behalf of the Company all pleadings and motions, and otherwise diligently pursue, appeals of any denial, and defense of any challenge to approval, of any
THP or the Environmental Plans or similar plan or permit and related matters.

      In March 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the
"EPIC-SYP/PERMITS LAWSUIT") was filed and is now pending in Superior Court in
Humboldt County, California (No. CV-990445). This action alleges, among other things, various violations of the CESA and the CEQA, and challenges, among other things, the validity and legality of the SYP and the Permits issued by
California. The plaintiffs seek, among other things, injunctive relief to set aside California's approval of the SYP and the Permits issued by California. In
March 1999, a similar action entitled United Steelworkers of America, AFL-CIO,
CLC, and Donald Kegley v. California Department of Forestry and Fire Protection,
The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek
Corporation (the "USWA LAWSUIT") was filed in Superior Court in Humboldt County
(No. CV-990452) challenging the validity and legality of the SYP. In connection with the EPIC-SYP/Permits lawsuit, the trial judge has issued a stay of the effectiveness of the Permits for approval of new THPs, but released from the stay, and refused to enjoin, operations under THPs that were previously approved consistent with the Permits. In addition, on November 26, 2002, the Court exempted from the stay all in-process THPs submitted through mid-October.
Although the stay prevents the CDF from approving new THPs that rely upon the
Permits, the Company is obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the Permits. Because certain THPs will not qualify for this procedure, there could be a reduction in 2003 harvest levels which could have an adverse impact on the Company. These two cases have been consolidated for trial, which began on
March 24, 2003. The judge has indicated that he expects to rule no earlier than
July 2003. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental
Plans and is working with the relevant government agencies to defend these challenges. The Company does not believe the resolution of these matters should result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. However, in addition to the potential short-term adverse impacts described above, these matters could have a long-term negative impact if they are decided adversely to the Company.

      In July 2001, an action entitled Environmental Protection Information
Center v. The Pacific Lumber Company, Scotia Pacific Company LLC (No. CD1-2821)
was filed in the U.S. District Court for the Northern District of California
(the "BEAR CREEK LAWSUIT"). The lawsuit alleges that the Company's and Pacific
Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA.
The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to
$27,500 per day for the defendant's alleged continued violation of the CWA. The
Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse impact on the
Company's financial condition, results of operations or liquidity.

      On November 20, 2002, an action entitled Humboldt Watershed Council, et
al. v. North Coast Regional Water Quality Control Board, et al. (No.
CPF02-502062) (the "HWC LAWSUIT"), naming Pacific Lumber as real party in interest, was filed in the Superior Court for the County of San Francisco. The
suit seeks to enjoin timber operations in the Elk and Freshwater watersheds of the Company Timberlands until and unless the regional and state water boards impose on those operations waste discharge requirements that meet standards demanded by the plaintiff. On February 24, 2003, the Court granted Pacific
Lumber's motion to change venue to Humboldt County and deferred consideration of plaintiff's motion for a temporary restraining order. The Company believes that
Pacific Lumber and the regional and state boards have valid defenses to this action. However, an adverse ruling could result in a delay of timber operations that could have a material adverse impact on the Company's financial position, results of operations or liquidity.

      On February 25, 2003, the recently elected District Attorney of Humboldt
County filed a civil suit entitled The People of the State of California v.
Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek Corporation in
the Superior Court of Humboldt County (No. DR030070) (the "HUMBOLDT DA ACTION").
The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the Palco
Companies being able to harvest significantly more trees under the Environmental
Plans than would have otherwise been the case. The suit seeks a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. The Company believes that this suit is without merit;
however, there can be no assurance that the Palco Companies will prevail or that an adverse outcome would not be material to the Company's financial position, results of operations or liquidity.

      On November 16, 2001, Pacific Lumber filed a case entitled The Pacific
Lumber Company, et al. v. California State Water Resources Control Board (No.
DR010860) in the Humboldt County Superior Court (the "THP NO. 520 LAWSUIT")
alleging that the State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF. When the staff of the North
Coast Water Board attempted to impose these mitigation measures in spite of the
CDF's decision, Pacific Lumber appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Pacific Lumber filed the THP No. 520 lawsuit challenging the State Water Board's decision, and on January 24, 2003, the Court granted Pacific Lumber's request for an order invalidating the imposition of these additional measures. Other claims included in this action have been dismissed by Pacific Lumber without prejudice to its future rights. On March 25, 2003, the State Water Board appealed this decision.
While the Company believes the Court's decision will be sustained, a reversal could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations on timber harvesting on the
Company Timberlands beyond those provided for by the Environmental Plans.

OTHER LITIGATION

      The Company is involved in other claims, lawsuits and proceedings. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred or their effect on the Company, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                    PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

      Pacific Lumber holds a 100% member interest in the Company. Accordingly, there is no established public trading market for the Company's equity securities. The Company did not make any cash distributions in respect of such interest during 2000. During 2001, $79.9 million in distributions were made to
Pacific Lumber, including a $73.1 million distribution in connection with the sale of the Company's Owl Creek grove. In March 2002, a distribution of $29.4 million was made to Pacific Lumber. See Note 3.

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
statements" within the meaning of the PSLRA. See this section and Item 1.
"Business--General" for cautionary information with respect to such forward-looking statements.

      Regulatory and environmental matters play a significant role in the
Company's operations. See Note 7 and Item 1. "Business--Regulatory and
Environmental Factors" for a discussion of these matters.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. In 1999 and 2000, this caused delays in obtaining approvals of THPs. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements were experienced in 2002. As discussed in Note 7, other factors may adversely impact the Company's ability to meet its harvesting goals. The North Coast Water Board is requiring the Company to apply certain waste discharge requirements to approved THPs covering winter harvesting operations in the Freshwater and Elk River watersheds, and the North
Coast Water Board could require the Company to follow waste discharge requirements before harvesting operations are conducted on THPs in other watersheds. This requirement could cause delays in harvesting. A stay issued in connection with the EPIC-SYP/Permits lawsuit requires the Company to follow an alternative THP approval process for THPs submitted to the CDF after mid-
October, resulting in delays in obtaining approvals of THPs.

      Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low log prices will not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Item 1.
"Business--Regulatory and Environmental Factors," Item 3. "Legal Proceedings"
and Note 7 for further information regarding regulatory and legal proceedings affecting the Company's operations.

RESULTS OF OPERATIONS

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and Item 1.
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

      Master Purchase Agreement Provisions. The Master Purchase Agreement
contemplates that all sales of logs by the Company to Pacific Lumber will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase Agreement provides that if the purchase price equals or exceeds the SBE Price and a structuring price set forth in a schedule to the
Indenture, the purchase price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE Price, but is less than the structuring price, then the Company is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value. Harvest Value
Schedules setting forth the SBE Prices are published by the California State
Board of Equalization twice a year for the purpose of computing a yield tax imposed on timber harvested between January 1 and June 30 and July 1 and
December 31. Harvest Value Schedules are based on twenty-four months of actual log and timber sales that occur within nine specified timber value areas. These sales are arms length transactions adjusted for time by indexing the prices
(using log and lumber price trends) to a specific date, which is approximately sixty days prior to the effective date of the Harvest Value Schedules. SBE
Prices may not necessarily be representative of actual prices that would be realized from unrelated parties at subsequent dates.

      Seasonality. Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal because of the harvesting, road use, wet weather and other restrictions imposed by the HCP. As a result, a substantial majority of the future harvesting on the Company's timberlands can be expected to be concentrated during the period from June through October of each year. Some of these restrictions may be modified somewhat under the adaptive management provision contained in the HCP, and as a result of the watershed analysis process currently being performed.

      Timber Cruise. In May 2002, the Company completed the first timber cruise on its timberlands since 1986. The results of the timber cruise provided the
Company with an estimate of the volume of merchantable timber on the Company's timberlands. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001, using the 1986 cruise data (adjusted for harvest and estimated growth). This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber than estimated as of December 31, 2001, using the 1986 cruise data. There was also an estimated increase in young growth timber volume almost equal to the estimated decrease in old growth timber volume. This change in mix could adversely affect the Company's revenues. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the revised estimate on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      Log Sales to Pacific Lumber
      The following table presents price, volume and revenue amounts for the
Company for the periods indicated (revenues in millions).

                                                      YEARS ENDED DECEMBER 31,
                  -------------------------------------------------------------------------------------------------
                                2002                             2001                            2000
                  -------------------------------- -------------------------------- -------------------------------
                               PRICE                             PRICE                           PRICE
                        MBFES  $/MBFE    REVENUES        MBFES  $/MBFE    REVENUES    MBFES     $/MBFE    REVENUES
                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- ----------

Redwood..........    98,700  $     555  $    54.8     94,700  $     926  $    87.7     89,200  $  1,275  $   113.7
Douglas-fir......    23,300        394        9.2     20,900        511       10.7     18,300       725       13.3
Other............     2,800        206        0.6      1,700        354        0.6      1,900       527        1.0
                  ----------            ---------- ----------            ---------- ----------           ----------
                    124,800        518  $    64.6    117,300        844  $    99.0    109,400     1,170  $   128.0
                  ==========            ========== ==========            ========== ==========           ==========

      The decrease in net sales for 2002 versus 2001 was due to a substantial decrease in SBE Prices for redwood logs. SBE Prices published for small redwood logs from January 1, 2001 through December 31, 2002, reflect declines from 40%
to 58%. Douglas-fir prices reflected decreases from 13% to 28% for the same period. Accordingly, the Company experienced a 39% decrease in its overall average realized price during 2002. The increase in log volume was predominantly attributable to the increase in available-to-log THPs. As of December 31, 2002, the Company's ending inventory of approved THPs was the highest since 1997.
However, seasonal harvesting restrictions have significantly increased under the
HCP. As such, the available-to-log inventory of THPs may be significantly adversely affected at any given time.

      The decrease in net sales for 2001 versus 2000 was due to a substantial decrease in SBE Prices for redwood logs, offset somewhat by an increase in log delivery volumes. Published SBE Prices for small redwood logs increased 38% in the second half of 2000; however, this was followed by a 40% decrease in the second half of 2001. Overall, the Company's total average realized price decreased 28% during 2001. The increase in log volumes was due largely to a rise in the Company's available-to-log THPs.

      Operating Income and Net Income (Loss)
      Operating income was $30.2 million and $64.5 million for the years ended
December 31, 2002 and 2001, respectively. The decrease in operating income is principally due to the decrease in log sales discussed above. Overall, general and administrative expenses have remained relatively stable. The Company experienced a $1.0 million decrease in yield taxes caused by the lower SBE
Prices as discussed above, as well as a reduction in the cost of preparing THPs
(predominantly in the areas of geology and botany) by utilizing internal staffing and hiring fewer outside contractors. However, these gains have been offset by increases in insurance costs and increased administrative staffing.
Depletion and depreciation increased as a result of increased harvest levels.

      Net income (loss) was $(23.1) million in 2002 as compared to $15.1 million in 2001, again principally due to the decrease in net sales from logs discussed above. In addition, interest and other income decreased $3.7 million for 2002, principally due to lower investment earnings and lower amounts of funds available for investment (see also Note 3).

      Operating income was $64.5 million and $93.1 million for the years ended
December 31, 2001 and 2000, respectively. The decrease in operating income is principally due to the decrease in log sales discussed above. General and administrative costs decreased slightly principally as a result of lower yield taxes caused by the lower SBE Prices discussed above.

      In addition to the decrease in operating income discussed previously, net income decreased in 2001 because 2000 results included two significant gains:
the $59.5 million gain on the sale of the Owl Creek grove in December 2000 as well as an extraordinary gain of $6.0 million on the purchase of Timber Notes held in the Scheduled Amortization Reserve Account (the "SAR ACCOUNT").

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and Item 1.
"Business--General" for cautionary information with respect to such forward-looking statements.

      Note 5 contains additional information concerning the Company's indebtedness and certain restrictive debt covenants.

      The December 2000 sale of the Owl Creek grove generated gross proceeds of
$67.0 million for the Company.

      During the year ended December 31, 2000, $52.5 million in funds from the
SAR Account were used to reacquire Timber Notes, representing $60.0 million in principal, as permitted under the Indenture. As of December 31, 2002, the fair value of cash, marketable securities and other investments held in the SAR
Account, including the reacquired Timber Notes, was $113.8 million. The Company and its affiliates may from time to time purchase additional Timber Notes as opportunities arise.

      The Indenture contains various covenants which, among other things, limit the ability of the Company to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. Under the terms of the Indenture, the Company will generally have cash available for distribution to Pacific Lumber when the Company's cash flows from operations exceed the amounts required by the Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber
Notes, repayment of the Line of Credit (described below), capital expenditures, certain other operating expenses and replenishment of the SAR Account.

      On March 5, 2002, the Company notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Timber Notes Indenture (i.e., certain harvest, THP inventory and Line of
Credit requirements). Accordingly, on March 20, 2002, the Company released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber.

      The Company has an agreement with a group of banks which allows it to borrow up to one year's interest on the Timber Notes (the "LINE OF CREDIT"). On
May 31, 2002, the Line of Credit was extended for an additional year to July 11,
2003. Annually, the Company will request that the Line of Credit be extended for a period of not less than 364 days. If not extended, the Company may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as
defined, then due), commencing approximately two and one-half years following the date of the draw. At December 31, 2002, the Company could have borrowed a maximum of $59.8 million under the Line of Credit, and there were no borrowings outstanding under the Line of Credit.

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

      On the note payment date in July 2002, the Company had $15.1 million set aside in the note payment account and borrowed $13.0 million (net of $0.9 million borrowed in respect of Timber Notes held by the Company) from the Line of Credit to pay the $28.1 million of interest due. The Company repaid $3.2 million of principal on the Timber Notes (an amount equal to Scheduled
Amortization) using funds held in the SAR Account.

      On the note payment date in January 2003, the Company had $5.6 million set aside in the note payment account to pay the $27.9 million of interest due. The
Company used $22.3 million (net of $1.6 million borrowed in respect of Timber
Notes held by the Company) of the funds available under the Line of Credit to pay the remaining amount of interest due. The Company repaid $12.1 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      With respect to the note payment date in July 2003, the Company expects to use $27.6 million (net of $1.9 million which will be borrowed in respect of
Timber Notes held by the Company) of the funds available under the Line of
Credit to pay the entire amount of interest due. The Company expects to repay
$4.6 million of principal on the Timber Notes (an amount equal to Scheduled
Amortization) using funds held in the SAR Account.

      The Company's cash flows from operations are significantly impacted by harvest volumes and log prices. In June 2002, the State Board of Equalization adopted the new Harvest Value Schedule for the second half of 2002. The SBE
Prices published in that schedule reflected an approximate 16% decline for small redwood logs and no price change for small Douglas-fir logs from the prior period. This decline in SBE Prices had an adverse impact on the Company's net sales and liquidity during the second half of 2002. See "--Results of
Operations--Log Sales to Pacific Lumber." Accordingly, with respect to the note payment in January 2003, the Company required funds from the Line of Credit to pay a portion of the interest due, and all of the funds used to pay the
Scheduled Amortization were provided from the SAR Account.

      In January 2003, in accordance with the Master Purchase Agreement (see
"Results of Operations--Master Purchase Agreement Provisions" above), the
Company engaged an independent forestry consultant with respect to establishing the purchase price of logs to be sold to Pacific Lumber in the first half of
2003. The consultant determined that with respect to certain categories of logs, the fair market value was higher than the comparable SBE Price. The resulting prices for redwood logs will on average be approximately 20% higher for the first half of 2003 than those for the second half of 2002. There will be relatively no price change for Douglas-fir.

      With respect to short-term liquidity, the Company believes that existing cash available for principal payments from the SAR Account, and funds available under the Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. With respect to long-term liquidity, although the Company expects that cash flows from operations and funds available under the SAR Account and the Line of Credit should be adequate to meet its debt service, working capital and capital expenditure requirements, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of the factors discussed in "--Background" above and Note 7.

      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations.
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its company-staffed logging operations (which historically performed approximately half of its logging) as of March 31, 2002, and now relies exclusively on contract loggers. Further actions may be taken during the next year as a result of Pacific Lumber's continuing evaluation process.

      The $29.4 million distribution from the Company to Pacific Lumber discussed above improved Pacific Lumber's liquidity during 2002. However,
Pacific Lumber's cash flows from operations may be adversely affected by diminished availability of logs from the Company, lower lumber prices, adverse weather conditions, or pending legal, regulatory and environmental matters. See
"--Background" and "Results of Operations--General--Timber Cruise" above as well as Note 7 for further discussion of the regulatory and environmental factors affecting harvest levels and the results of the timber cruise completed in 2002.
Pacific Lumber may require funds available under its credit agreement and/or additional prepayments by MGI of an intercompany loan in order to meet its working capital and capital expenditure requirements for the next year.

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles.
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company re-evaluates its estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

      The following accounting policies are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the Company's reported financial information.

      Loss Contingencies
      The Company is involved in various claims, lawsuits and other proceedings discussed in Note 7. Such litigation involves uncertainty as to possible losses the Company may ultimately realize when one or more future events occur or fail to occur. The Company accrues and charges to income estimated losses from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements in the period in which they are determined to be losses, with no retroactive restatement).

      The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Risks and uncertainties are inherent with respect to the ultimate outcome of litigation. Pacific Lumber provides services to the Company with respect to the defense of certain legal actions. The Services Agreement requires Pacific Lumber to prepare and file on behalf of the Company all pleadings and motions, and otherwise diligently pursue, appeals of any denial, and defense of any challenge to approval, of any
THP or the Environmental Plans or similar plan or permit and related matters.
See Note 7 for further discussion of the Company's material legal contingencies.

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

      In the second quarter of 2002, the Company completed its timber cruise which resulted in new and updated timber volume information (see also Note 7).
Accordingly, the Company revised its estimated depletion rates beginning April
1, 2002. The impact of the updated timber volume information on depletion expense for the year ended December 31, 2002, was not material.

NEW ACCOUNTING STANDARDS

      See Note 1 for a discussion of new accounting pronouncements and their potential impact on the Company.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates under the Line of
Credit. This facility bears interest at either the prime interest rate or LIBOR plus a specified percentage point spread. The Line of Credit was established in conjunction with the offering of the Timber Notes. As of December 31, 2002, there were no borrowings outstanding under the Line of Credit. Based on the amount of borrowings outstanding under the Line of Credit during 2002, the impact of a 1.0% change in interest rates effective from the beginning of the year would not have been material to the Company's interest expense for 2002.

      All of the Company's other debt is fixed-rate, and therefore, does not expose the Company to the risk of higher interest payments due to changes in market interest rates. The Company does not utilize interest rate swaps or similar hedging arrangements.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Managers and Member of
Scotia Pacific Company LLC:

      We have audited the accompanying balance sheet of Scotia Pacific Company
LLC (a Delaware limited liability company and a wholly owned subsidiary of The
Pacific Lumber Company) (the "Company") as of December 31, 2002, and the related statements of income (loss) and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 6, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scotia Pacific Company LLC as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon
March 14, 2003

      THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN
LLP IN CONNECTION WITH SCOTIA PACIFIC COMPANY LLC'S FILING ON FORM 10-K FOR THE
YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR
ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. THE BALANCE SHEET AS
OF DECEMBER 31, 2000, AND THE STATEMENTS OF INCOME AND CASH FLOWS FOR THE YEAR
ENDED DECEMBER 31, 1999, REFERRED TO IN THE AUDIT REPORT HAVE NOT BEEN INCLUDED
IN THE ACCOMPANYING FINANCIAL STATEMENTS.

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

                                                          ARTHUR ANDERSEN LLP

San Francisco, California
March 6, 2002

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------
ASSETS
Current assets:
   Cash, cash equivalents, and restricted cash............................................  $    10.1   $     37.8
   Marketable securities, restricted......................................................       19.3         17.1
   Receivables from Pacific Lumber........................................................        2.6          3.8
   Prepaid timber harvesting costs........................................................        7.3          7.9
   Other current assets...................................................................        0.9          0.6
                                                                                            ----------  -----------
      Total current assets................................................................       40.2         67.2
Timber and timberlands, net of accumulated depletion of $272.5 and
   $261.6, respectively...................................................................      239.4        247.9
Property and equipment, net of accumulated depreciation of $15.0 and
    $13.0, respectively...................................................................       23.7         20.9
Deferred financing costs, net.............................................................       15.1         16.4
Restricted cash, marketable securities and other investments..............................       52.9         87.6
Other assets..............................................................................        5.6          6.5
                                                                                            ----------  -----------
                                                                                            $   376.9   $    446.5
                                                                                            ==========  ===========

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Pacific Lumber..................................................................  $     0.8   $      1.0
   Accrued interest.......................................................................       24.9         25.4
   Other accrued liabilities..............................................................        2.1          3.0
   Current maturities of long-term debt, excluding $2.6 and $2.3, respectively, of
      repurchased Timber Notes held in the SAR Account....................................       16.8         14.9
                                                                                            ----------  -----------
      Total current liabilities...........................................................       44.6         44.3
Long-term debt, less current maturities and excluding $52.8 and $55.4, respectively,
   of repurchased Timber Notes held in the SAR Account....................................      737.7        754.5
Other noncurrent liabilities..............................................................        0.1            -
                                                                                            ----------  -----------
      Total liabilities...................................................................      782.4        798.8
                                                                                            ----------  -----------

Contingencies (See Note 7)

Member deficit............................................................................     (405.5)      (352.3)
                                                                                            ----------  -----------
                                                                                            $   376.9   $    446.5
                                                                                            ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                           STATEMENT OF INCOME (LOSS)
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------

Log sales to Pacific Lumber...................................................  $    64.6   $    99.0   $    128.0
                                                                                ----------  ----------  -----------

Operating expenses:
   General and administrative.................................................       20.6        22.0         22.5
   Depletion, depreciation and amortization...................................       13.8        12.5         12.4
                                                                                ----------  ----------  -----------
                                                                                     34.4        34.5         34.9
                                                                                ----------  ----------  -----------

Operating income..............................................................       30.2        64.5         93.1

Other income (expense):
   Gains on sales of timberlands..............................................          -         1.2         59.5
   Interest and other income..................................................        4.6         8.3          8.6
   Interest expense...........................................................      (57.9)      (58.9)       (62.6)
                                                                                ----------  ----------  -----------
Income (loss) before extraordinary items......................................      (23.1)       15.1         98.6
Extraordinary items:
   Gains on repurchases of debt...............................................          -           -          6.0
                                                                                ----------  ----------  -----------
Net income (loss).............................................................  $   (23.1)  $    15.1   $    104.6
                                                                                ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................................................  $   (23.1)  $    15.1   $    104.6
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities:
      Extraordinary gains on repurchases of debt..............................          -           -         (6.0)
      Gain on sale of timberlands.............................................          -        (1.2)       (59.5)
      Depletion, depreciation and amortization................................       13.8        12.5         12.4
      Amortization of deferred financing costs................................        1.4         1.4          1.4
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber.......................................        1.2         7.4         (6.7)
        Prepaid timber harvesting costs.......................................        0.6        (2.2)        (1.4)
        Due to Pacific Lumber.................................................       (0.2)        0.3         (0.2)
        Accrued interest......................................................       (0.4)       (0.9)        (1.8)
        Other accrued liabilities.............................................       (0.8)       (0.4)         0.7
        Other.................................................................       (0.3)          -         (0.2)
                                                                                ----------  ----------  -----------
        Net cash provided by (used for) operating activities..................       (7.8)       32.0         43.3
                                                                                ----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.......................................................       (7.2)       (6.2)        (8.2)
   Proceeds from sale of assets...............................................          -         1.3         67.0
   Restricted cash withdrawals used to acquire timberlands ...................          -           -          0.8
                                                                                ----------  ----------  -----------
        Net cash provided by (used for) investing activities..................       (7.2)       (4.9)        59.6
                                                                                ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt...........      (15.0)      (14.2)       (16.0)
   Other net changes in restricted cash.......................................       31.7         6.7          9.9
   Member distributions.......................................................      (29.4)      (79.9)           -
                                                                                ----------  ----------  -----------
        Net cash used for financing activities................................      (12.7)      (87.4)        (6.1)
                                                                                ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH........      (27.7)      (60.3)        96.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD.............       37.8        98.1          1.3
                                                                                ----------  ----------  -----------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD...................  $    10.1   $    37.8   $     98.1
                                                                                ==========  ==========  ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash..................................  $       -   $       -   $     52.5
   Contribution of assets by Pacific Lumber...................................          -           -          5.7
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid..............................................................  $    57.0   $    58.4   $     63.1

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

      Scotia Pacific Company LLC (the "COMPANY") is a Delaware limited liability company wholly owned by The Pacific Lumber Company ("PACIFIC LUMBER"), which is a wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is an indirect wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company is a special purpose limited liability company organized in May 1998 to facilitate the offering of the 6.55% Class A-1, the 7.11% Class A-2 and the 7.71% Class A-3
Timber Collateralized Notes due 2028 of the Company (the "TIMBER NOTES").
Concurrent with the closing in July 1998 (the "CLOSING") of the Timber Notes offering, Scotia Pacific Holding Company ("SCOTIA PACIFIC") was merged into the
Company and Pacific Lumber and Salmon Creek LLC, a wholly owned subsidiary of
Pacific Lumber ("SALMON CREEK"), transferred to the Company approximately 13,500 acres of timberlands and the timber and related timber harvesting rights (but not the underlying land) with respect to an additional approximately 19,700 acres of timberlands. The Company in turn transferred to Pacific Lumber the timber and related timber harvesting rights (but not the underlying land) with respect to approximately 1,400 acres of timberlands. The merger and the transfers have been accounted for as a reorganization of entities under common control which requires the Company to record the assets, liabilities and results of operations of Scotia Pacific after giving effect to the transfers as well as the assets, liabilities and results of operations acquired from Pacific Lumber and Salmon Creek at their respective historical cost. Accordingly, the Company is the successor entity to all of Scotia Pacific's historical operations
(exclusive of the assets transferred to Pacific Lumber) and to the historical operations attributable to the timberlands and timber and related timber harvesting rights acquired from Pacific Lumber and Salmon Creek.

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

   USE OF ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in accordance with accounting principles generally accepted in the United State of America requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the financial statements with the Securities and
Exchange Commission. Adjustments made using estimates often relate to improved information not previously available. Uncertainties regarding such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, actual results could differ from estimates, and it is possible that the subsequent resolution of any one of the contingent matters described in Note 7 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's financial position, results of operations or liquidity.

      LIQUIDITY AND CASH RESOURCES

      The Company's cash flows from operations are significantly impacted by harvest volumes and log prices. In June 2002, the State Board of Equalization adopted the new "HARVEST VALUE SCHEDULE" for the second half of 2002. The prices published in that schedule (the "SBE PRICE") reflected an approximate 16%
decline for small redwood logs and no price change for small Douglas-fir logs from the prior period. The decline in SBE Prices had an adverse impact on the
Company's net sales and liquidity during the second half of 2002. Accordingly, with respect to the note payment in January 2003, the Company required funds from its line of credit (the "LINE OF CREDIT;" see Note 5) to pay a portion of the interest due. All of the funds used to pay principal were provided from the
Scheduled Amortization Reserve Account (the "SAR ACCOUNT;" see Note 5).

      The master purchase agreement entered into by the Company and Pacific
Lumber ("MASTER PURCHASE AGREEMENT"; see Note 6) contemplates that all sales of logs by the Company to Pacific Lumber will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase
Agreement provides that if the purchase price equals or exceeds the SBE Price and a structuring price set forth in a schedule to the Indenture, the purchase price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE Price, but is less than the structuring price, then the Company is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value. In January 2003, the Company so engaged a consultant with respect to establishing the purchase prices of logs to be sold to Pacific Lumber in the first half of 2003. The consultant determined that with respect to certain categories of logs, the fair market value at that time was higher than the comparable SBE Price. The resulting prices for redwood logs will on average be approximately 20% higher for the first half of 2003 than those for the second half of 2002. There will be relatively no price change for
Douglas-fir.

      With respect to short-term liquidity, the Company believes that existing cash available for principal payments from the SAR Account, and funds available under the Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. With respect to long-term liquidity, although the Company expects that cash flows from operations and funds available under the SAR Account and the Line of Credit should be adequate to meet its debt service, working capital and capital expenditure requirements, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of regulatory compliance and the litigation discussed in Note 7.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Prepaid Timber Harvesting Costs and Other Long-Term Assets
      Direct costs associated with the preparation of timber harvesting plans
("THPS") are capitalized and reflected in prepaid timber harvesting costs on the balance sheet. These costs are expensed as the timber covered by the related THP is harvested. Costs associated with the preparation of the Company's sustained yield plan and the Company's multi-species habitat conservation plan were capitalized and are reflected in other long-term assets. These costs are being amortized over 10 years.

      Timber and Timberlands
      Timber and timberlands were recorded at the historical cost of Scotia
Pacific, Pacific Lumber and Salmon Creek. Depletion is computed utilizing the units-of-production method based upon estimates of timber quantities.
Periodically, the Company will review its depletion rates considering currently estimated merchantable timber and will adjust the depletion rates prospectively.

      In the second quarter of 2002, the Company completed a timber cruise which resulted in new and updated timber volume information (see also Note 7).
Accordingly, the Company revised its estimated depletion rates beginning April
1, 2002. The impact of the updated timber volume information on depletion expense for the year ended December 31, 2002, was not material.

      Concentrations of Credit Risk
      Cash equivalents and marketable securities are invested primarily in short to medium-term investment grade debt instruments as well as other types of corporate and government debt obligations. The Company mitigates its concentration of credit risk with respect to these investments by generally purchasing investment grade products (ratings of A1/P1 short-term or at least
BBB/Baa3 long-term). No more than 5% is invested in the same issue.

      Revenue Recognition
      Revenues from the sale of logs are recorded when the legal ownership and the risk of loss passes to the buyer, which is at the time each log is measured.

      Deferred Financing Costs
      Costs incurred to obtain debt financing are deferred and amortized on a straight-line basis over the estimated term of the related borrowing. The amortization of deferred financing costs is included in interest expense on the
Statement of Income (Loss).

      Legal Contingencies
      The Company is currently involved in various claims and proceedings which are reviewed for potential financial exposure on a regular basis. If the potential loss from any claim or legal proceeding is considered probable and is reasonably estimable as of the balance sheet date, a liability is accrued. The
Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. See Note 7 for a description of the Company's material legal proceedings.

      Income Taxes
      The Company, a single member limited liability company, has not made an election to be treated as an association and, therefore, is disregarded as a separate taxable entity solely for income tax purposes. The Company is treated as a division of Pacific Lumber for tax purposes. All income taxes with respect to the Company are shown on Pacific Lumber's financial statements, and all deferred income tax assets and deferred income tax liabilities with respect to the Company at December 31, 2002 and 2001, are reflected in Pacific Lumber's financial statements.

      New Accounting Standards
      In June 2001, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset
Retirement Obligations" ("SFAS NO. 143") which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS No. 143 beginning on January 1, 2003. In general, SFAS
No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e.
certain types of environmental obligations). The Company does not expect the adoption of SFAS No. 143 to have a material impact on its future financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections" ("SFAS NO. 145") which, among other things, rescinds the previous guidance for debt extinguishments. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions would not be prohibited from extraordinary item classification if they meet the criteria in Accounting Principles Board Opinion 30, "Reporting the
Results of Operations - Reporting the Effects of Disposal of a Segment of a
Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions ("APB OPINION 30")." Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement is effective for the
Company's fiscal year beginning January 1, 2003. The adoption of SFAS No. 145 will result in the reflection of the gains on repurchases of debt in investment, interest and other income rather than as an extraordinary item in the financial statements.

2.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      In December 2000, the Company sold the Owl Creek grove for $67.0 million, resulting in a pre-tax gain of $59.5 million.

3.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. As of December 31, 2002 and 2001, carrying amounts of the Company's cash equivalents approximated fair value.

      The Company segregates its investments in marketable securities into
"held-to-maturity" (debt securities only) and "available-for-sale" securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and
Equity Securities" ("SFAS NO. 115").

      Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.
Held-to-maturity securities are stated at amortized cost.

      Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income, a separate component of member deficit.

      The cost of securities sold is determined using the first-in, first-out method. The fair value of substantially all securities is determined by quoted market prices. The following is a summary of held-to-maturity and available-for-sale securities (in millions):

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             2002         2001
                                                                                          -----------  -----------
Held-to-maturity securities:
   Cost.................................................................................  $     15.4   $     11.9
   Estimated fair value.................................................................        15.7         11.9

Available-for-sale securities:
   Cost.................................................................................        39.9         71.5
   Estimated fair value.................................................................        40.5         72.4

      Investment, interest and other income (expense), net, includes gross realized gains and losses on sales of available-for-sale securities for each of the three years in the period ended December 31, 2002, as follows (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------

Gross realized gains..........................................................  $     2.4   $     1.2   $      0.1
Gross realized losses.........................................................       (0.1)       (0.2)        (0.1)

      The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of member deficit totaled $(0.7) million, $0.5 million, and $1.1 million in 2002, 2001, and 2000, respectively.

      Available-for-sale securities generally consist of U.S. corporate debt securities, U.S. Treasury obligations, and other debt securities with contractual maturities ranging from one year to five years. Held-to-maturity securities consist of U.S. government agency obligations with contractual maturities ranging from one year to five years.

      RESTRICTED CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS
      Cash, marketable securities and other investments include the following amounts which are restricted under the terms of the Company's debt agreements
(in millions):

                                                                                               DECEMBER 31,
                                                                                        ---------------------------
                                                                                            2002          2001
                                                                                        ------------- -------------
Current assets:
   Cash and cash equivalents, restricted............................................... $        5.2  $       35.3
   Marketable securities, restricted:
      Amounts held in SAR Account......................................................         19.3          17.1
                                                                                        ------------- -------------
                                                                                                24.5          52.4
Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.........................................................        101.6         137.8
   Other amounts restricted under the Indenture........................................          2.6           2.8
   Less:  Amounts attributable to repurchased Timber Notes held in
      SAR Account......................................................................        (51.3)        (53.0)
                                                                                        ------------- -------------
                                                                                                52.9          87.6
                                                                                        ------------- -------------
Total restricted cash, marketable securities and other investments..................... $       77.4  $      140.0
                                                                                        ============= =============

      Amounts in the SAR Account are being held by the trustee under the
Indenture to support principal payments on the Timber Notes. See Note 5 for further discussion of the SAR Account.

      On March 5, 2002, the Company notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Indenture (e.g., certain harvest, THP inventory and Line of Credit requirements). Accordingly, on March 20, 2002, the Company released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber.

      OTHER INVESTMENTS
      Funds held in the SAR Account include interests in several limited partnerships which invest in diversified portfolios of common stocks and equity securities, in addition to exchange traded options, futures, forward foreign currency contracts, and other arbitrage opportunities. These investments are not consolidated, but are accounted for under the equity method. The Company's ownership percentages in these partnerships were less than 5.0% at December 31,
2002 and 2001. As of December 31, 2002 and 2001, these investments amounted to
$13.3 million and $15.7 million, respectively.

      Interest and other income includes equity in earnings from the Company's investment in these partnerships for each of the three years in the period ended
December 31, 2002, as follows (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------

Equity in earnings from investments in partnerships...........................  $     0.6   $     0.7   $      0.1
                                                                                ==========  ==========  ===========

4.    PROPERTY AND EQUIPMENT

      Property and equipment are recorded at historical cost. Subsequent acquisitions of property and equipment are recorded at cost. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The carrying value of property and equipment is assessed when events and circumstances indicate that an impairment might exist. The existence of an impairment is determined by comparing the net carrying value of the asset to its estimated undiscounted future cash flows. A probability-weighted approach is used for situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. If an impairment is present, assets are written down to fair value and a loss is recognized. The major classes of property and equipment are as follows (dollar amounts in millions):

                                                                                                   DECEMBER 31,
                                                                                    ESTIMATED   -------------------
                                                                                   USEFUL LIVES   2002      2001
                                                                                   -----------  --------- ---------

Logging roads  ...................................................................   15 years   $   36.8  $   32.3
Other............................................................................. 5 - 15 years      1.9       1.6
                                                                                                --------- ---------
                                                                                                    38.7      33.9
Less:  accumulated depreciation...................................................                 (15.0)    (13.0)
                                                                                                --------- ---------
                                                                                                $   23.7  $   20.9
                                                                                                ========= =========

      Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $2.0 million, $1.8 million and $1.9 million, respectively.

5.    DEBT

      In July 1998, the Company issued $867.2 million aggregate principal amount of Timber Notes, which are due at various times through July 20, 2028. The
Timber Notes are senior secured obligations of the Company and do not constitute obligations of, and are not guaranteed by, Pacific Lumber or any other person.
The Timber Notes were issued in three classes: Class A-1 Timber Notes aggregating $160.7 million, Class A-2 Timber Notes aggregating $243.2 million and Class A-3 Timber Notes aggregating $463.3 million. Pursuant to the terms of the Indenture, the Company is permitted to incur up to $75.0 million at any one time of non-recourse indebtedness secured by purchase money mortgages to acquire additional timberlands, an unspecified amount of Additional Timber Notes (as defined in the Indenture) provided certain conditions are met, and certain other debt on a limited basis. The Company is not permitted to incur any other indebtedness for borrowed money. The Timber Notes and the Line of Credit are secured by a lien on (i) the Company's timber, timberlands and timber rights
(subject to Pacific Lumber's ownership of the timber and related timber harvesting rights on approximately 400 acres of such timberlands), (ii) certain contract rights and other assets, (iii) the proceeds of the foregoing and (iv)
funds held in various accounts by the Trustee for the Timber Notes. Amounts payable on the Timber Notes are paid semi-annually, generally on January 20 and
July 20 of each year (each, a "NOTE PAYMENT DATE").

      The Timber Notes were structured to link, to the extent of cash available, the deemed depletion of the Company's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Note Payment Date is determined by various mathematical formulas set forth in the Indenture. "SCHEDULED AMORTIZATION" of the Timber
Notes represents the amount of principal which the Company must pay through each
Note Payment Date in order to avoid payment of prepayment or deficiency premiums, as described below. The Scheduled Maturity Dates for the Class A-1 and
Class A-2 Timber Notes, which are January 20, 2007 and January 20, 2014, respectively, represent the Note Payment Dates on which the Company will pay the final installment of principal if all payments of principal are made in accordance with Scheduled Amortization. The Scheduled Maturity Date for the
Class A-3 Timber Notes is also January 20, 2014. The Scheduled Amortization for the Class A-3 Timber Notes does not include any principal amortization prior to their Scheduled Maturity Date. If the Class A-3 Timber Notes are not paid in full on or before their Scheduled Maturity Date, a Cash Retention Event (as defined in the Indenture) will occur as a result of which 75% of all Excess
Funds (as defined in the Indenture) will be deposited in the note payment account ("PAYMENT ACCOUNT") until all classes of Timber Notes are paid in full, generally in sequential order.

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
Amounts in the SAR Account are part of the collateral securing the Timber Notes and will be used to make principal payments to the extent that other available amounts are insufficient to pay Scheduled Amortization on the Class A-1 and
Class A-2 Timber Notes. In addition, during the six years beginning January 20,
2014, any amounts in the SAR Account will be used to amortize the Class A-3
Timber Notes as set forth in the Indenture, as amended. Funds may from time to time be released to the Company from the SAR Account if the amount in the account at that time exceeds the Required Scheduled Amortization Reserve Balance
(as defined and set forth in the Indenture). If the balance in the SAR Account falls below the Required Scheduled Amortization Reserve Balance, up to 50% of
any Remaining Funds (funds that could otherwise be released to the Company free of the lien securing the Timber Notes) is required to be used on each monthly deposit date to replenish the SAR Account. The amount attributable to Timber
Notes held in the SAR Account of $51.3 million reflected in Note 3 represents
$55.4 million principal amount of reacquired Timber Notes. Repurchases made during the year ended December 31, 2000, resulted in an extraordinary gain of
$6.0 million.

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

      If the principal of the Timber Notes is paid later than as provided for under Scheduled Amortization, the Company will pay a deficiency premium on such deficient amount. The deficiency premium payable on any Note Payment Date equals an amount of interest on the amount of the deficient principal amount from the previous Note Payment Date to the current Note Payment Date at 1.50% per annum.

      The following table presents the amortization of the Timber Notes, excluding $55.4 million face value of repurchased Timber Notes held in the SAR
Account, based on Minimum Principal Amortization and Scheduled Amortization (in
millions):

                                                                                          MINIMUM
                                                                                         PRINCIPAL      SCHEDULED
                                                                                       AMORTIZATION   AMORTIZATION
                                                                                       ------------- --------------
Years Ending December 31:
   2003..............................................................................  $          -  $        16.7
   2004..............................................................................           2.0           19.2
   2005..............................................................................          14.7           21.7
   2006..............................................................................          17.9           25.3
   2007..............................................................................          21.3           28.3
   Thereafter........................................................................         698.4          643.1
                                                                                       ------------- --------------
                                                                                       $      754.3  $       754.3
                                                                                       ============= ==============

      As of December 31, 2002 and 2001, the estimated fair value of debt, including current maturities, was $539.9 million and $640.6 million, respectively. The estimated fair value of debt is determined based on the quoted market price for the Timber Notes. The Timber Notes are thinly traded financial instruments; accordingly, their market price at any balance sheet date may not be representative of the price which would be derived from a more active market.

      Pursuant to certain liquidity requirements under the Indenture, the
Company has entered into the Line of Credit with a group of banks pursuant to which the Company may borrow to pay interest on the Timber Notes. The maximum amount the Company may borrow is equal to one year's interest on the aggregate outstanding principal balance of the Timber Notes (the "REQUIRED LIQUIDITY
AMOUNT"). At December 31, 2002, the Required Liquidity Amount was $59.8 million.
On May 31, 2002, the Line of Credit was extended for an additional year to July
11, 2003. Annually, the Company will request that the Line of Credit be extended for a period of not less than 364 days. If not extended, the Company may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as
defined, then due), commencing approximately two and one-half years following the date of the draw. At December 31, 2002, there were no borrowings outstanding under the Line of Credit.

      On the note payment date in January 2002, the Company had $33.9 million set aside in the Payment Account to pay the $28.4 million of interest due as well as $5.5 million of principal. The Company repaid an additional $6.1 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $11.6 million, an amount equal to
Scheduled Amortization.

      On the note payment date in July 2002, the Company had $15.1 million set aside in the Payment Account and borrowed $13.0 million (net of $0.9 million borrowed in respect of Timber Notes held by the Company) from the Line of Credit to pay the $28.1 million of interest due. The Company repaid $3.2 million of principal on the Timber Notes (an amount equal to Scheduled
Amortization) using funds held in the SAR Account.

      On the note payment date in January 2003, the Company had $5.6 million set aside in the Payment Account to pay the $27.9 million of interest due. The
Company used $22.3 million (net of $1.6 million borrowed in respect of Timber
Notes held by the Company) of the funds available under the Line of Credit to pay the remaining amount of interest due. The Company repaid $12.1 million of principal on the Timber Notes, an amount equal to Scheduled Amortization, using funds held in the SAR Account.

6.    RELATED PARTY TRANSACTIONS

      At the time of Closing, the Company and Pacific Lumber entered into the
Master Purchase Agreement which governs all log sales by the Company to Pacific
Lumber. Substantially all of the Company's revenues have been and are expected to continue to be derived from the sale of logs to Pacific Lumber. The harvested logs are purchased by Pacific Lumber (i.e., title passes and the obligation to make payment therefor is incurred) at the time each log is measured. The Master
Purchase Agreement contemplates that all sales of logs by the Company to Pacific
Lumber will be at fair market value (based on stumpage prices) for each species and category of timber. See "Liquidity and Capital Resources" in Note 1 for further information.

      The Company and Pacific Lumber also entered into a services agreement at the time of Closing (the "SERVICES AGREEMENT"), pursuant to which Pacific Lumber provides a variety of operational, management and related services in respect of the Company's timber properties not provided by the Company employees, including reforestation, fire protection and road maintenance, rehabilitation and construction. In addition, Pacific Lumber provides services to the Company with respect to the defense of any legal challenges. The Company pays a Services Fee
(as defined) in an initial amount of $107,000 per month adjusted annually based on the producer price index and reimburses Pacific Lumber for the cost of constructing, rehabilitating and maintaining roads and performing reforestation services. For the years ended December 31, 2002, 2001, and 2000, $10.4 million,
$9.7 million, and $11.6 million was recorded under the Services Agreement, respectively.

7.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as a habitat conservation plan ("HCP")
and a sustained yield plan ("SYP" and together with the HCP, the "ENVIRONMENTAL
PLANS"), dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

      The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual growth level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the California Department of Forestry and Fire Protection ("CDF").
Revised SYPs will be prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors. The HCP and the incidental take permits related to the HCP (the "PERMITS") allow incidental
"take" of certain species located on the Company's timberlands which species have been listed by government entities under the federal Endangered Species Act
("ESA") and/or the California Endangered Species Act (the "CESA") so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work could continue for several more years. Nevertheless, the rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements were experienced in 2002. Despite the improvements in the THP approval process, other factors such as actions by the North Coast Regional Water Quality Control Board (the
"NORTH COAST WATER BOARD") and pending litigation discussed below may adversely impact the Company's ability to meet its harvesting goals.

      In May 2002, the Company completed the first timber cruise on its timberlands since 1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001 using the 1986 cruise data (adjusted for harvest and estimated growth). This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber than estimated as of December 31, 2001, using the 1986 cruise data. There was also an estimated increase in young growth timber volume almost equal to the estimated decrease in old growth timber volume. This change in mix could adversely affect the Company's revenues. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the revised estimate on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      Under the federal Clean Water Act ("CWA"), the Environmental Protection
Agency ("EPA") is required to establish the total maximum daily load limits
("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Water Board are in the process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December
1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these two water courses. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the
Company's timberlands, with a targeted completion of spring 2004 for these two water courses. The final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

       Effective January 1, 2003, a California statute eliminates a waiver previously granted to, among others, timber companies. This waiver had been in effect for a number of years and waived the requirement under California water quality regulations for timber companies to follow certain waste discharge requirements in connection with their timber harvesting and related operations.
The new statute provides, however, that regional water boards such as the North
Coast Water Board are authorized to renew the waiver. The North Coast Water
Board has renewed the waiver for timber companies through December 31, 2003.
Should the North Coast Water Board decide not to extend this or another waiver beyond December 31, 2003, it may thereafter notify a company that the North
Coast Water Board will require such company to follow certain waste discharge requirements in order to conduct harvesting operations on a THP. The waste discharge requirements may include aquatic protection measures that are different from or in addition to those provided for in the THP approved by the
CDF. Accordingly, harvesting activities could be delayed and/or adversely affected, as these waste discharge requirements are developed and implemented.

      Beginning with the 2002-2003 winter operating period, Pacific Lumber has been required to submit "Reports of Waste Discharge" to the North Coast Water
Board in order to conduct winter harvesting activities in the Freshwater Creek and Elk River watersheds. After consideration of these reports, the North Coast
Water Board imposed requirements on Pacific Lumber to implement additional mitigation and erosion control practices in these watersheds. These additional requirements will somewhat increase operating costs. The North Coast Water Board issued a clean up and abatement order ("ELK RIVER ORDER") for the Elk River watershed and is contemplating similar actions for the Freshwater, Bear, Jordan and Stitz Creeks watersheds. The Elk River Order is aimed at addressing existing sediment production sites through clean up actions. The order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to Pacific Lumber beginning in 2003 and extending over a number of years. Pacific Lumber has appealed the Elk River Order to the State
Water Resources Control Board ("STATE WATER BOARD"), but are holding the appeal in abeyance while Pacific Lumber discusses this matter with the North Coast
Water Board and its staff.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. The Services Agreement requires Pacific Lumber to prepare and file on behalf of the Company all pleadings and motions, and otherwise diligently pursue, appeals of any denial, and defense of any challenge to approval, of any THP or the Environmental Plans or similar plan or permit and related matters.

      In December 1997, an action entitled Kristi Wrigley, et al v. Charles
Hurwitz, John Campbell, Pacific Lumber, MAXXAM Inc., Scotia Pacific Company LLC,
et al. (the "WRIGLEY LAWSUIT ") was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed. On September 20, 2002, an agreement was reached to settle this litigation, and the parties are proceeding to implement that agreement.

      In March 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the
"EPIC-SYP/PERMITS LAWSUIT") was filed. This action alleges, among other things, various violations of the CESA and the CEQA, and challenges, among other things, the validity and legality of the SYP and the Permits issued by California. The plaintiffs seek, among other things, injunctive relief to set aside California's approval of the SYP and the Permits issued by California. In March 1999, a similar action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald
Kegley v. California Department of Forestry and Fire Protection, The Pacific
Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the
"USWA LAWSUIT") was filed challenging the validity and legality of the SYP. In connection with the EPIC-SYP/Permits lawsuit, the trial judge has issued a stay of the effectiveness of the Permits for approval of new THPs, but released from the stay, and refused to enjoin, operations under THPs that were previously approved consistent with the Permits. In addition, on November 26, 2002, the
Court exempted from the stay all in-process THPs submitted through mid-October.
Although the stay prevents the CDF from approving new THPs that rely upon the
Permits, the Company is obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the Permits. Because certain THPs will not qualify for this procedure there could be a reduction in 2003 harvest levels which could have an adverse impact on the Company. These two cases have been consolidated for trial, which began
March 24, 2003. The judge has indicated that he expects to rule no earlier than
July 2003. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental
Plans and is working with the relevant government agencies to defend these challenges. The Company does not believe the resolution of these matters should result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. However, in addition to the potential short-term adverse impacts described above, these matters could have a long-term negative impact if they are decided adversely to the Company.

      In July 2001, an action entitled Environmental Protection Information
Center v. The Pacific Lumber Company, Scotia Pacific Company LLC (the "BEAR
CREEK LAWSUIT") was filed. The lawsuit alleges that the Company's and Pacific
Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA.
The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to
$27,500 per day for the defendant's alleged continued violation of the CWA. The
Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse impact on the
Company's financial condition, results of operations or liquidity.

      On November 20, 2002, an action entitled Humboldt Watershed Council, et
al. v. North Coast Regional Water Quality Control Board, et al. (the "HWC
LAWSUIT"), naming Pacific Lumber as real party in interest, was filed. The suit seeks to enjoin timber operations in the Elk and Freshwater watersheds of the
Company's timberlands until and unless the regional and state water boards impose on those operations waste discharge requirements that meet standards demanded by the plaintiff. The Company believes that Pacific Lumber and the regional and state boards have valid defenses to this action. However, an adverse ruling could result in a delay of timber operations that could have a material adverse impact on the Company's financial position, results of operations or liquidity.

      On February 25, 2003, the recently elected District Attorney of Humboldt
County filed a civil suit entitled The People of the State of California v.
Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek Corporation (the
"HUMBOLDT DA ACTION"). The suit was filed under the California unfair competition law and alleges that the Company, Pacific Lumber and Salmon Creek used certain unfair business practices in connection with completion of the
Headwaters Agreement, and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit seeks a variety of remedies including a civil penalty of
$2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. The Company believes that this suit is without merit; however, there can be no assurance that the Company will prevail or that an adverse outcome would not be material to the Company's financial position, results of operations or liquidity.

      On November 16, 2001, Pacific Lumber filed a case entitled The Pacific
Lumber Company, et al. v. California State Water Resources Control Board (the
"THP NO. 520 LAWSUIT") alleging that the State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the
North Coast Water Board during the THP review process and rejected by the CDF.
When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF's decision, Pacific Lumber appealed to the State Water Board, which imposed certain of the requested mitigation measures. Pacific Lumber filed the THP No. 520 lawsuit challenging the State
Water Board's decision and on January 24, 2003, the Court granted Pacific
Lumber's request for an order invalidating the imposition of these additional measures and rejected others. Other claims included in this action have been dismissed by Pacific Lumber without prejudice to its future rights. On March 25,
2003, the State Water Board appealed this decision. While the Company believes the Court's decision will be sustained, a reversal could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations on timber harvesting on the Company's timberlands beyond those provided for by the Environmental Plans.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

8.    COMPREHENSIVE INCOME (LOSS) AND MEMBER DEFICIT

      Comprehensive income (loss) includes the following (in millions):

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                    2002          2001          2000
                                                                                ------------   ----------    ----------

Net income (loss)...........................................................    $     (23.1)   $    15.1     $   104.6
Other comprehensive income (loss):
   Change in value of available-for-sale investments........................           (0.7)         0.5           1.1
                                                                                ------------   ----------    ----------
Total comprehensive income (loss)...........................................    $     (23.8)   $    15.6     $   105.7
                                                                                ============   ==========    ==========

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                  2002         2001        2000
                                                                              ------------  ----------  -----------

Balance at beginning of period..............................................  $    (352.3)  $  (288.0)  $   (399.4)
Comprehensive income (loss).................................................        (23.8)       15.6        105.7
Contribution of assets by Pacific Lumber....................................            -           -          5.7
Distributions...............................................................        (29.4)      (79.9)           -
                                                                              ------------  ----------  -----------

Balance at end of period....................................................  $    (405.5)  $  (352.3)  $   (288.0)
                                                                              ============  ==========  ===========

9.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summary quarterly financial information for the years ended December 31,
2002 and 2001 is as follows (in millions):

                                                                            THREE MONTHS ENDED
                                                        -----------------------------------------------------------
                                                           MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                        -------------- -------------- -------------- --------------
2002:
   Log sales to Pacific Lumber......................... $        15.9  $        14.1  $        19.7  $        14.9
   Operating income....................................           8.0            7.4            9.6            5.2
   Net loss............................................          (5.1)          (5.6)          (3.8)          (8.6)

2001:
   Log sales to Pacific Lumber......................... $        13.1  $        32.7  $        30.4  $        22.8
   Operating income....................................           7.8           24.9           19.6           12.2
   Net income (loss)...................................          (4.6)          12.2            6.6            0.9

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 14.        CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the
Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                                     PART IV

ITEM 16.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

      1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

           Independent Auditors' Report
           Report of Independent Public Accountants
           Balance Sheet at December 31, 2002 and 2001
           Statement of Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000
           Statement of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
           Notes to Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES:

           Schedules are inapplicable or the required information is included in the financial statements or the notes thereto.

(B)   REPORTS ON FORM 8-K

      On October 4, 2002, the Company filed a current report on Form 8-K (under
Item 9), related to the EPIC- SYP/Permits lawsuit.

      On October 21, 2002, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's Timber Notes.

      On November 13, 2002, the Company filed a current report on Form 8-K dated
August 13, 2002, related to the Certification of the Chief Executive and Chief
Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      On November 20, 2002, the Company filed a current report on Form 8-K
(under Item 9), related to the filing of a certificate in respect of the
Company's Timber Notes.

      On December 20, 2002, the Company filed a current report on Form 8-K
(under Item 9), related to the filing of a certificate in respect of the
Company's Timber Notes.

      On January 21, 2003, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of two certificates in respect of the Company's
Timber Notes.

      On February 20, 2003, the Company filed a current report on Form 8-K
(under Item 9), related to the filing of a certificate in respect of the
Company's Timber Notes.

      On February 25, 2003, the Company filed a current report on Form 8-K
(under Item 5), related to the Humboldt DA action.

      On March 20, 2003, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 39, which index is incorporated herein by reference).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                       SCOTIA PACIFIC COMPANY LLC

Date:   March 28, 2003                           By:                        ROBERT E. MANNE
                                                     --------------------------------------------------------------
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

Date:   March 28, 2003                           By:                        J. KENT FRIEDMAN
                                                     --------------------------------------------------------------
                                                                            J. Kent Friedman
                                                                                Manager

Date:   March 28, 2003                           By:                         EZRA G. LEVIN
                                                     --------------------------------------------------------------
                                                                             Ezra G. Levin
                                                                                Manager

Date:   March 28, 2003                           By:                        ROBERT E. MANNE
                                                     --------------------------------------------------------------
                                                                            Robert E. Manne
                                                                                Manager

Date:   March 28, 2003                           By:                        PAUL N. SCHWARTZ
                                                     --------------------------------------------------------------
                                                                            Paul N. Schwartz
                                                                                Manager

Date:   March 28, 2003                           By:                          JACK M. WEBB
                                                     --------------------------------------------------------------
                                                                              Jack M. Webb
                                                                          Independent Manager

Date:   March 28, 2003                           By:                          SID C. WEISS
                                                     --------------------------------------------------------------
                                                                              Sid C. Weiss
                                                                          Independent Manager

Date:   March 28, 2003                           By:                         GARY L. CLARK
                                                     --------------------------------------------------------------
                                                                             Gary L. Clark
                                                              Vice President - Finance and Administration
                                                              (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

     I, Robert E. Manne, certify that:

     1.  I have reviewed this annual report on Form 10-K of Scotia Pacific
         Company LLC;

     2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)   presented in this annual report our conclusions about the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

     6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003                   By:           /S/ ROBERT E. MANNE
                                              --------------------------------------
                                                         Robert E. Manne
                                              President and Chief Executive Officer
                                                    (Principal Executive Officer)

I, Gary L. Clark, certify that:

     1.  I have reviewed this annual report on Form 10-K of Scotia Pacific
         Company LLC;

     2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)   presented in this annual report our conclusions about the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

     6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003                   By:                /S/ GARY L. CLARK
                                               -----------------------------------------------------
                                                               Gary L. Clark
                                               Vice President-Finance and Administration
                                               (Principal Financial and Accounting Officer)

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

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