Form 10-Q
period 2003-03-31
SCOTIA PACIFIC CO LLC
filed 2003-05-15
CIK 1066797

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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
           Statement of Income (Loss)
           Statement of Cash Flows
           Condensed Notes to Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Disclosure Controls and Procedures

PART II.  -  OTHER INFORMATION

Item 1.   Legal Proceedings
Item 6.   Exhibits and Reports on Form 8-K
Signature
Certifications

APPENDIX A - GLOSSARY OF DEFINED TERMS

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2003          2002
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents........................................................... $        3.4  $       10.1
   Marketable securities...............................................................         21.3          19.3
   Receivables from Pacific Lumber.....................................................          6.2           2.6
   Prepaid timber harvesting costs.....................................................          7.0           7.3
   Other current assets................................................................          1.0           0.9
                                                                                        ------------- -------------
      Total current assets.............................................................         38.9          40.2
Timber and timberlands, net of accumulated depletion of $275.0 and
   $272.5 respectively.................................................................        236.8         239.4
Property and equipment, net of accumulated depreciation of $15.4 and
    $15.0, respectively................................................................         24.3          23.7
Deferred financing costs, net..........................................................         14.7          15.1
Restricted cash, marketable securities and other investments...........................         41.0          52.9
Other assets...........................................................................          5.4           5.6
                                                                                        ------------- -------------
                                                                                        $      361.1  $      376.9
                                                                                        ============= =============

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Pacific Lumber............................................................... $        1.6  $        0.8
   Accrued interest....................................................................         10.8          24.9
   Other accrued liabilities...........................................................          1.9           2.1
   Short-term borrowings...............................................................         14.7             -
   Current maturities of long-term debt, excluding $2.9 and $2.6, respectively, of
        repurchased Timber Notes held in the SAR Account...............................         18.5          16.8
                                                                                        ------------- -------------
      Total current liabilities........................................................         47.5          44.6
Long-term debt, less current maturities and excluding $50.6 and $52.8, respectively,
   of repurchased Timber Notes held in the SAR Account.................................        723.8         737.7
Other noncurrent liabilities...........................................................          0.2           0.1
                                                                                        ------------- -------------
      Total liabilities................................................................        771.5         782.4
                                                                                        ------------- -------------

Contingencies (See Note 3)

Member deficit.........................................................................       (410.4)       (405.5)
                                                                                        ------------- -------------
                                                                                        $      361.1  $      376.9
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                           STATEMENT OF INCOME (LOSS)
                            (IN MILLIONS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            -----------------------
                                                                                               2003        2002
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)

Log sales to Pacific Lumber...............................................................  $    18.4   $     15.9
                                                                                            ----------  -----------

Operating expenses:
   General and administrative.............................................................        5.5          4.5
   Depletion, depreciation and amortization...............................................        3.3          3.4
                                                                                            ----------  -----------
                                                                                                  8.8          7.9
                                                                                            ----------  -----------

Operating income..........................................................................        9.6          8.0

Other income (expense):
   Interest and other income..............................................................        0.3          1.4
   Loss on sale of timberlands............................................................       (0.4)           -
   Interest expense.......................................................................      (14.3)       (14.5)
                                                                                            ----------  -----------
                                                                                                (14.4)       (13.1)
                                                                                            ----------  -----------

Net loss..................................................................................  $    (4.8)  $     (5.1)
                                                                                            ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ----------------------
                                                                                                2003       2002
                                                                                             ---------- -----------
                                                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...............................................................................  $    (4.8) $     (5.1)
   Adjustments to reconcile net loss to net cash used for operating activities:
      Depletion, depreciation and amortization.............................................        3.3         3.4
      Amortization of deferred financing costs.............................................        0.3         0.3
      Loss on sale of timberlands..........................................................        0.4          -
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber....................................................       (3.7)       (2.3)
        Prepaid timber harvesting costs....................................................        0.3        (0.1)
        Due to Pacific Lumber..............................................................        0.1        (0.3)
        Accrued interest...................................................................      (14.1)      (14.4)
        Other accrued liabilities..........................................................       (0.1)       (0.5)
        Other..............................................................................         -          0.3
                                                                                             ---------- -----------
        Net cash used for operating activities.............................................      (18.3)      (18.7)
                                                                                             ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................................................       (1.6)       (1.3)
   Proceeds from sale of assets............................................................        0.7           -
                                                                                             ---------- -----------
        Net cash used for investing activities.............................................       (0.9)       (1.3)
                                                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt........................      (12.1)      (11.6)
   Restricted cash withdrawals, net........................................................        9.9        31.2
   Borrowings (repayments) under line of credit agreement, net.............................       14.7           -
   Member distributions....................................................................          -       (29.4)
                                                                                             ---------- -----------
        Net cash provided by (used for) financing activities...............................       12.5        (9.8)
                                                                                             ---------- -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................................       (6.7)      (29.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................................       10.1        37.8
                                                                                             ---------- -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................  $     3.4  $      8.0
                                                                                             ========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid...........................................................................  $    28.1  $     28.5

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company at March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned subsidiary of MGI. MGI is an indirect wholly owned subsidiary of MAXXAM.

      LIQUIDITY AND CASH RESOURCES

      The Company's cash flows from operations are significantly impacted by harvest volumes and log prices. In June 2002, the State Board of Equalization adopted the new Harvest Value Schedule for the second half of 2002. The prices published in that schedule reflected an approximate 16% decline in the SBE Price for small redwood logs and no price change for small Douglas-fir logs from the prior period. The decline in SBE Prices had an adverse impact on the Company's net sales and liquidity during the second half of 2002. Accordingly, with respect to the note payment in January 2003, the Company required funds from its line of credit to pay a portion of the interest due. All of the funds used to pay Scheduled Amortization were provided from the SAR Account.

      The Master Purchase Agreement contemplates that all sales of logs by the
Company to Pacific Lumber will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase Agreement provides that if the purchase price equals or exceeds the SBE Price and a structuring price set forth in a schedule to the Indenture, the purchase price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE Price, but is less than the structuring price, then the Company is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value. In January 2003, the Company so engaged a consultant with respect to establishing the purchase prices of logs to be sold to Pacific Lumber in the first half of 2003. The consultant determined that with respect to certain categories of logs, the fair market value was higher than the comparable SBE Price. The prices for redwood logs are expected to be on average approximately 20% higher for the first half of 2003 than those for the second half of 2002. There was relatively no price change for
Douglas-fir logs.

      With respect to short-term liquidity, the Company believes that existing cash available for principal payments from the SAR Account, and funds available under the Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. With respect to long-term liquidity, although the Company expects that cash flows from operations and funds available under the SAR Account and the Line of Credit should be adequate to meet its debt service, working capital and capital expenditure requirements, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of regulatory compliance and the litigation discussed in Note 3.

      NEW ACCOUNTING STANDARDS

      Accounting for Asset Retirement Obligations
      In June 2001, the FASB issued SFAS No. 143, which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company adopted
SFAS No. 143 effective January 1, 2003. In general, SFAS No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e. certain types of environmental obligations). The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

      Classification of Gains and Losses on Extinguishment of Debt
      In April 2002, the FASB issued SFAS No. 145, which, among other things, rescinds the previous guidance for debt extinguishments. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions would not be prohibited from extraordinary item classification if they meet the criteria in APB Opinion No. 30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 effective January 1, 2003.

2.    RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      The following amounts are restricted under the terms of the Company's debt agreements (in millions):

                                                                                          March 31,    DECEMBER 31,
                                                                                            2003           2002
                                                                                        -------------  ------------

Current assets:
   Cash and cash equivalents..........................................................  $          -   $       5.2
   Marketable securities:
      Amounts held in SAR Account.....................................................          21.3          19.3
                                                                                        -------------  ------------
                                                                                                21.3          24.5
Long-term cash, marketable securities and other investments:
   Amounts held in SAR Account........................................................          87.0         101.6
   Other amounts restricted under the Indenture.......................................           2.6           2.6
   Less:  Amounts attributable to repurchased Timber Notes held in
      SAR Account.....................................................................         (48.6)        (51.3)
                                                                                        -------------  ------------
                                                                                                41.0          52.9
                                                                                        -------------  ------------
Total restricted cash, cash equivalents, marketable securities and other investments..  $       62.3   $      77.4
                                                                                        =============  ============

3.      CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

       The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual growth level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which species have been listed by government entities under the ESA and/or the CESA so long as there is no
"jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work could continue for several more years.

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

      Beginning with the 2002-2003 winter operating period, the Company and
Pacific Lumber have been required to submit "Reports of Waste Discharge" to the
North Coast Water Board in order to conduct winter harvesting activities in the
Freshwater Creek and Elk River watersheds. After consideration of these reports, the North Coast Water Board imposed requirements on the Company and Pacific
Lumber to implement additional mitigation and erosion control practices in these watersheds. These additional requirements have somewhat increased operating costs. The North Coast Water Board issued the Elk River Order for the Elk River watershed. In addition, the North Coast Water Board has initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and is contemplating similar actions for the Jordan and Stitz Creeks watersheds. The Elk River Order is aimed at addressing existing sediment production sites through clean up actions. The order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to the Company beginning in 2003 and extending over a number of years. Pacific Lumber has appealed the Elk River Order to the State Water
Board, but the appeal is being held in abeyance while the matter is discussed with the North Coast Water Board and its staff.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. The Services Agreement requires Pacific Lumber to prepare and file on behalf of the Company (at Pacific
Lumber's cost) all pleadings and motions, and otherwise diligently pursue, appeals of any denial, and defense of any challenge to approval, of any THP or the Environmental Plans or similar plan or permit and related matters.

      In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleges, among other things, various violations of the CESA and the California
Environmental Quality Act, and challenges, among other things, the validity and legality of the SYP and the Permits issued by California. The plaintiffs seek, among other things, injunctive relief to set aside California's approval of the
SYP and the Permits issued by California. In March 1999, the USWA lawsuit was filed challenging the validity and legality of the SYP. In connection with the
EPIC-SYP/Permits lawsuit, the trial judge has issued a stay of the effectiveness of the Permits for approval of new THPs, but released from the stay, and refused to enjoin, operations under THPs that were previously approved consistent with the Permits. In addition, on November 26, 2002, the Court exempted from the stay all in-process THPs submitted through mid-October 2002. Although the stay prevents the CDF from approving new THPs that rely upon the Permits, the Company is obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the Permits. Because certain
THPs will not qualify for this procedure, there could be a reduction in 2003 harvest levels which could have an adverse impact on the Company. These two cases were consolidated for trial, which concluded on March 28, 2003. The judge has indicated that he expects to rule no earlier than July 2003. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans and is working with the relevant government agencies to defend these challenges. The Company does not believe the resolution of these matters should result in a material adverse effect on its financial condition, results of operations or liquidity. However, in addition to the potential short-term adverse impacts described above, these matters could have a long-term negative impact if they are decided adversely to the Company.

      In July 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that the Company's and Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant's alleged continued
violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse impact on the Company's financial condition, results of operations and/or liquidity.

      On November 20, 2002, the HWC lawsuit, naming Pacific Lumber as real party in interest, was filed. The suit seeks to enjoin timber operations in the Elk and Freshwater watersheds of the Company's timberlands until and unless the regional and state water boards impose on those operations waste discharge requirements that meet standards demanded by the plaintiff. The Company believes that Pacific Lumber and the regional and state boards have valid defenses to this action. However, an adverse ruling could result in a delay of timber operations that could have a material adverse impact on the Company's financial position, results of operations and/or liquidity.

      On February 24, 2003, the recently elected District Attorney of Humboldt
County filed the Humboldt DA action. The suit was filed under the California unfair competition law and alleges that the Company, Pacific Lumber and Salmon
Creek used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit seeks a variety of remedies including a civil penalty of
$2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. On March 27,
2003, the Company filed a motion for sanctions and requested dismissal of the case. A hearing has been scheduled for May 23, 2003. The Company believes that this suit is without merit; however, there can be no assurance that the Company will prevail or that an adverse outcome would not be material to the Company's financial position, results of operations and/or liquidity.

      In November 2001, Pacific Lumber filed the THP No. 520 lawsuit alleging that the State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water
Board attempted to impose these mitigation measures in spite of the CDF's decision, Pacific Lumber appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Pacific Lumber filed the THP No. 520 lawsuit challenging the State Water Board's decision, and on January 24, 2003, the Court granted Pacific Lumber's request for an order invalidating the imposition of these additional measures. Other claims included in this action have been dismissed by Pacific Lumber without prejudice to its future rights. On March 25, 2003, the State Water Board appealed this decision.
While the Company believes the Court's decision will be sustained, a reversal could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations on timber harvesting on Pacific
Lumber's timberlands beyond those provided for by the Environmental Plans.

      The Company, Pacific Lumber and certain of their affiliates are the defendants in the Cook action and the Cave action. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions. The Cook action alleges, among other things, that defendants' logging practices have contributed to an increase in flooding along
Freshwater Creek (which runs through the Company's timberlands), resulting in personal injury and damages to the plaintiffs' properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed (a portion of which is contained on the Company's timberlands). The
Company does not believe the resolution of these actions should result in a material adverse effect on its financial condition, results of operations or liquidity.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

4.    COMPREHENSIVE LOSS AND MEMBER DEFICIT

      Comprehensive loss includes the following (in millions):

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ---------------------------
                                                                                            2003           2002
                                                                                        ------------   ------------
Net loss..............................................................................  $      (4.8)   $      (5.1)
Other comprehensive loss:
   Net change in fair value of available-for-sale investments.........................         (0.1)          (1.0)
                                                                                        ------------   ------------
Total comprehensive loss..............................................................  $      (4.9)   $      (6.1)
                                                                                        ============   ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ---------------------------
                                                                                            2003           2002
                                                                                        ------------   ------------
Balance at beginning of period........................................................  $    (405.5)   $    (352.3)
Comprehensive loss....................................................................         (4.9)          (6.1)
Member distribution...................................................................            -          (29.4)
                                                                                        ------------   ------------
Balance at end of period..............................................................  $    (410.4)        (387.8)
                                                                                        ============   ============

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

      The following should be read in conjunction with the financial statements in Part I, Item 1 of this Report and Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and Item 8.
"Financial Statements and Supplementary Data" of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined
Terms" contained in Appendix A. Except as otherwise noted, all references to notes represent the Condensed Notes to Financial Statements included herein.

      This Quarterly Report on Form 10-Q contains statements which constitute
"forward-looking statements" within the meaning of the PSLRA. These statements appear in a number of places in this section and in Part II. Item 1. "Legal
Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should,"
"plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form 10-Q and the Form 10-K identify other factors which could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

BACKGROUND

      Regulatory and environmental matters play a significant role in the
Company's operations. See Item 1. "Business--Regulatory and Environmental
Factors" of the Form 10-K and Note 3 for a discussion of these matters. Although the Company experienced improvements in the rate of approvals of THPs in 2001 and 2002, regulatory compliance and related litigation may at times cause delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This could result in a decline in harvest, an increase in the cost of logging operations, and lower net sales, as well as increased costs related to timber harvest litigation. As discussed in Note 3, the North Coast Water Board is requiring Pacific Lumber and the Company to apply certain waste discharge requirements to approved THPs covering winter harvesting operations in the
Freshwater, Elk River and Bear Creek watersheds, and the North Coast Water Board could require Pacific Lumber and the Company to follow waste discharge requirements before harvesting operations are conducted on THPs in other watersheds. This requirement could cause delays in harvesting. A stay issued in connection with the EPIC-SYP/Permits lawsuit requires Pacific Lumber and the
Company to follow an alternative THP approval process for THPs submitted to the
CDF after mid-October of 2002, which could result in a reduction of 2003 harvest levels.

      Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions or low log prices will not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Note 3 for further information regarding regulatory and legal proceedings affecting the Company's operations.

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

      In January 2003, in accordance with the Master Purchase Agreement, the
Company engaged an independent forestry consultant with respect to establishing the purchase prices of logs to be sold to Pacific Lumber in the first half of
2003. The consultant determined that with respect to certain categories of logs, the fair market value was higher than the comparable SBE Price. The prices for redwood logs are expected to be on average approximately 20% higher for the first half of 2003 than those for the second half of 2002. There was relatively no price change for Douglas-fir logs.

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

                                  THREE MONTHS ENDED MARCH 31, 2003          THREE MONTHS ENDED MARCH 31, 2002
                               ---------------------------------------   ------------------------------------------
                                               PRICE                                        PRICE
                                     MBFES     $/MBFE       REVENUES           MBFES       $/MBFE        REVENUES

                               ------------  -----------   -----------   -------------  ------------   ------------
Redwood......................       26,600   $      650    $     17.3          27,400   $       537    $      14.7
DOUGLAS FIR..................        3,000          344           1.0           4,300           257            1.1
OTHER........................          500          236           0.1             400            91            0.1
                               ------------                -----------   -------------                 ------------
                                    30,100          612    $     18.4          32,100           494    $      15.9
                               ============                ===========   =============                 ============

      The Company experienced an increase in log sales for the first quarter of
2003 versus the same period of 2002 due to various factors, including a 3%
increase in the market price of small redwood logs from that of the first quarter of 2002, an 18% decrease in the use of the helicopter method of logging
(which reduces the value of the log to reflect the increased cost of harvesting), as well as an increase in the size of logs delivered. The favorable impact on log sales of the increase in prices was slightly offset by a reduction in the volume of logs delivered.

      Operating Income and Net Loss
      Operating income was $9.6 million and $8.0 million for the three months ended March 31, 2003 and 2002, respectively. The increase was principally due to the increase in log sales discussed above offset somewhat by an increase in winter road costs as well as increased insurance costs.

      Net losses were $4.8 million and $5.1 million for the three months ended
March 31, 2003 and 2002, respectively. The decrease between periods is due to the increase in operating income discussed above, offset somewhat by a decrease in interest income realized from cash, cash equivalents and other investments
(see Note 2).

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See above for cautionary information with respect to such forward-looking statements.

      On May 31, 2002, the Line of Credit was extended for an additional year to
July 11, 2003. Annually, the Company will request that the Line of Credit be extended for a period of not less than 364 days. If not extended, the Company may draw upon the full amount available. The amount drawn would be repayable in
12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization
Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. At March 31, 2003, the Company could have borrowed a maximum of $58.9 million under the Line of Credit, and there was
$14.7 million outstanding under the Line of Credit.

      On the note payment date in January 2003, the Company had $5.6 million set aside in the note payment account to pay the $27.9 million of interest due. The
Company used $22.3 million (in addition to $1.6 million which was borrowed in respect of Timber Notes held by the Company) of the funds available under the
Line of Credit to pay the remaining amount of interest due. The Company repaid
$12.1 million of principal on the Timber Notes (an amount equal to Scheduled
Amortization) using funds held in the SAR Account.

      In April 2003, $3.4 million of funds from the SAR Account were used to repurchase $4.0 million principal amount of Timber Notes, as permitted under the
Indenture, resulting in a gain of $0.4 million (net of unamortized deferred financing costs) on extinguishment of debt.

      With respect to the note payment date in July 2003, the Company expects to use $27.4 million (in addition to $2.0 million which would be borrowed in respect of
Timber Notes held by the Company) of the funds available under the Line of
Credit to pay the entire amount of interest due. The Company expects to repay
$4.4 million of principal on the Timber Notes (an amount equal to Scheduled
Amortization) using funds held in the SAR Account.

      With respect to short-term liquidity, the Company believes that existing cash available for principal payments from the SAR Account, and funds available under the Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. With respect to long-term liquidity, although the Company expects that cash flows from operations and funds available under the SAR Account and the Line of Credit should be adequate to meet its debt service, working capital and capital expenditure requirements, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of the factors discussed in "--Background" above and Note 3.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company is exposed to changes in interest rates under the Line of
Credit, which was established in conjunction with the offering of the Timber
Notes. This facility bears interest at either the prime interest rate or LIBOR plus a specified percentage point spread. As of March 31, 2003, there were $14.7 million in borrowings outstanding under the Line of Credit. Based on the amount of borrowings outstanding under the Line of Credit during the three months ended
March 31, 2003, the impact of a 1.0% change in interest rates effective from the beginning of the year would not have been material to the Company's interest expense for the period.

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

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

      The information set forth in Note 3 is incorporated herein by reference.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      A.      EXHIBITS:

           * 99.1  Section 906 Certification of Chief Executive Officer
           * 99.2  Section 906 Certification of Chief Financial Officer

      * Included with this filing

      B.      REPORTS ON FORM 8-K:

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
Timber Notes.

      On April 21, 2003, the Company filed a current report on Form 8-K (under
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

                                          SCOTIA PACIFIC COMPANY LLC

Date: May 15, 2003          By:              /S/ GARY L. CLARK
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

Date:    May 15, 2003                  By:           /S/ ROBERT E. MANNE
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

Date:    May 15, 2003          By:                 /S/ GARY L. CLARK
                                  ----------------------------------------------
                                                   Gary L. Clark
                                     Vice President-Finance and Administration
                                   (Principal Financial and Accounting Officer)

                                                                     APPENDIX A

                            GLOSSARY OF DEFINED TERMS

APB Opinion No. 30: Accounting Principles Board Opinion 30, "Reporting the
Results of Operations - Reporting Effects of Disposal of a Segment of a
Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions"

Bear Creek lawsuit: An action entitled Environmental Protection Information
Association v. Pacific Lumber, Scotia Pacific Company LLC (No. C01-2821) pending in the U.S. District Court for the Northern District of California

Cave action: An action entitled Steve Cave, et al. v. Gary Clark, et al. (No.
DR0220719) pending in the Superior Court of Humboldt County, California

CDF:  California Department of Forestry and Fire Protection

CESA:  California Endangered Species Act

Company: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Company Timber: The timber located on the Company's timberlands which is not subject to harvesting rights by Pacific Lumber

Cook action: An action entitled Alan Cook, et al. v. Gary Clark, et al. (No.
DR020718) pending in the Superior Court of Humboldt County

CWA:  Federal Clean Water Act

Elk River Order: Clean up and abatement order issued to Pacific Lumber by the
North Coast Water Board for the Elk River watershed

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection
Information Association, Sierra Club v. California Department of Forestry and
Fire Protection, California Department of Fish and Game, The Pacific Lumber
Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. pending in the Superior Court of Humboldt County ( No. CV990452)

ESA:  The federal Endangered Species Act

FASB: Financial Accounting Standards Board

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002

Harvest Value Schedule: A schedule setting forth the SBE Prices published bi-annually by the California State Board of Equalization for purposes of computing yield taxes on timber sales

HCP: The habitat conservation plan covering multiple species approved on March
1, 1999, in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 1996 agreement between Pacific Lumber, the
Company, Salmon Creek , the United States and California which provided the framework for the acquisition by the United States and California of the
Headwaters Timberlands

Headwaters Timberlands:  Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United states and
California on March 1, 1999

Humboldt DA action: A civil suit filed in the Superior Court of Humboldt County by the District Attorney of Humboldt County entitled The People of the State of
California v. Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek
Corporation (No. DR030070)

HWC lawsuit: An action entitled Humboldt Watershed Council, et al v. North
Coast Regional Water Quality Control Board, et al. (No. CPF02-502062), naming
Pacific Lumber as real party in interest, pending in the Superior Court of San
Francisco County, California

Indenture:  The indenture governing the Timber Notes

LIBOR: London Inter Bank Offering Rate

Line of Credit: The agreement between a group of lenders and the Company pursuant to which the Company may borrow in order to pay up to one year's interest on the Timber Notes

Master Purchase Agreement: The agreement entered into between Pacific Lumber and the Company that governs all purchases of logs by Pacific Lumber from the
Company

MAXXAM:  MAXXAM Inc.

Mbfe: A concept used in structuring the Timber Notes; under this concept one thousand board feet, net Scribner scale, of old growth redwood timber equates to one Mbfe

MGI: MAXXAM Group Inc., an indirect wholly owned subsidiary of MAXXAM

North Coast Water Board:  North Coast Regional Water Quality Control Board

Pacific Lumber:  The Pacific Lumber Company, a wholly owned subsidiary of MGI

Permits: The incidental take permits issued by the United States and California pursuant to the HCP

PSLRA:  Private Securities Litigation Reform Act of 1995

Salmon Creek:  Salmon Creek LLC, a wholly owned subsidiary of Pacific Lumber

SAR Account: Funds held in a reserve account titled the Scheduled Amortization
Reserve Account and used to support principal payments on the Timber Notes

SBE Price: The applicable stumpage price for a particular species and size of log, as set forth in the most recent Harvest Value Schedule

Scheduled Amortization: The amount of principal which the Company must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums

Services Agreement: Agreement between the Company and Pacific Lumber under which Pacific Lumber provides operational, management and related services to the Company with respect to the Company's timberlands

SFAS No. 143: Statement of Financial Accounting Standards No. 143, "Accounting
for Asset Retirement Obligations"

SFAS No. 145: Statement of Financial Accounting Standards No. 145, "Rescission
of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and
Technical Corrections"

State Water Board:  California State Water Resources Control Board

SYP: The sustained yield plan approved on March 1, 1999, in connection with the consummation of the Headwaters Agreement

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

THP No. 520 lawsuit: An action entitled The Pacific Lumber Company, et al. v.
California State Water Resources Control Board (No. DR010860) pending in the
Superior Court of Humboldt County

Timber Notes: The Company's 6.55% Series B Class A-1 Timber Collateralized
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
(No. 99CS00626) pending in the Superior Court of Sacramento County, California