Form 10-Q
period 2003-06-30
SCOTIA PACIFIC CO LLC
filed 2003-08-14
CIK 1066797

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
                   Statement of Loss
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
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents........................................................... $        3.8  $       10.1
   Marketable securities...............................................................         21.3          19.3
   Receivables from Pacific Lumber.....................................................          5.8           2.6
   Prepaid timber harvesting costs.....................................................          6.9           7.3
   Other current assets................................................................          1.2           0.9
                                                                                        ------------- -------------
      Total current assets.............................................................         39.0          40.2
Timber and timberlands, net of accumulated depletion of $277.0 and
   $272.5, respectively................................................................        234.8         239.4
Property and equipment, net of accumulated depreciation of $16.0 and
    $15.0, respectively................................................................         24.4          23.7
Deferred financing costs, net..........................................................         14.3          15.1
Restricted cash, marketable securities and other investments...........................         38.9          52.9
Other assets...........................................................................          5.1           5.6
                                                                                        ------------- -------------
                                                                                        $      356.5  $      376.9
                                                                                        ============= =============

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Pacific Lumber............................................................... $        0.9  $        0.8
   Accrued interest....................................................................         24.5          24.9
   Other accrued liabilities...........................................................          2.2           2.1
   Short-term borrowings...............................................................          4.4             -
   Current maturities of long-term debt, excluding $3.8 and $2.6, respectively, of
      repurchased Timber Notes held in the SAR Account.................................         17.6          16.8
                                                                                        ------------- -------------
      Total current liabilities........................................................         49.6          44.6
Long-term debt, less current maturities and excluding $53.7 and $52.8, respectively,
   of repurchased Timber Notes held in the SAR Account.................................        720.8         737.7
Other noncurrent liabilities...........................................................          0.2           0.1
                                                                                        ------------- -------------
      Total liabilities................................................................        770.6         782.4
                                                                                        ------------- -------------

Contingencies (See Note 3)

Member deficit.........................................................................       (414.1)       (405.5)
                                                                                        ------------- -------------
                                                                                        $      356.5  $      376.9
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                                STATEMENT OF LOSS
                            (In millions of dollars)

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2003         2002        2003        2002
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)

Log sales to Pacific Lumber......................................  $     15.1   $    14.1   $    33.5   $     30.0
                                                                   -----------  ----------  ----------  -----------

Operating expenses:
   General and administrative....................................         4.9         3.9        10.4          8.4
   Depletion, depreciation and amortization......................         2.8         2.8         6.1          6.2
                                                                   -----------  ----------  ----------  -----------
                                                                          7.7         6.7        16.5         14.6
                                                                   -----------  ----------  ----------  -----------

Operating income.................................................         7.4         7.4        17.0         15.4

Other income (expense):
   Interest and other income.....................................         1.4         1.5         1.8          2.9
   Gain on repurchase of debt....................................         0.4           -         0.4            -
   Gain on sales of timberlands..................................         1.3           -         0.8            -
   Interest expense..............................................       (14.2)       (14.5)     (28.5)       (29.0)
                                                                   -----------  ----------  ----------  -----------
                                                                        (11.1)      (13.0)      (25.5)       (26.1)
                                                                   -----------  ----------  ----------  -----------

Net loss.........................................................  $     (3.7)  $    (5.6)  $    (8.5)  $    (10.7)
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                             ----------------------
                                                                                                2003       2002
                                                                                             ---------- -----------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................................................  $    (8.5) $    (10.7)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
      Gain on repurchase of debt...........................................................       (0.4)          -
      Gain on sales of timberlands.........................................................       (0.8)          -
      Depletion, depreciation and amortization.............................................        6.1         6.2
      Amortization of deferred financing costs.............................................        0.7         0.7
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber....................................................       (3.3)       (1.3)
        Prepaid timber harvest costs.......................................................        0.5        (0.8)
        Due to Pacific Lumber..............................................................        0.1        (0.3)
        Accrued interest...................................................................       (0.4)       (0.4)
        Other accrued liabilities..........................................................        0.2        (0.9)
        Other..............................................................................       (0.5)       (0.8)
                                                                                             ---------- -----------
      Net cash used for operating activities...............................................       (6.3)       (8.3)
                                                                                             ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of timberlands......................................................        3.2          -
   Capital expenditures....................................................................       (4.0)       (3.3)
                                                                                             ---------- -----------
      Net cash used for investing activities...............................................       (0.8)       (3.3)
                                                                                             ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt........................      (12.1)      (11.7)
   Member distributions....................................................................          -       (29.4)
   Borrowings (repayments) under line of credit agreement, net.............................        4.4           -
   Net changes in debt related restricted cash, marketable securities and other
      investments..........................................................................        8.5        29.8
                                                                                             ---------- -----------
      Net cash provided by (used for) financing activities.................................        0.8       (11.3)
                                                                                             ---------- -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................................       (6.3)      (22.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................................       10.1        37.8
                                                                                             ---------- -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................................  $     3.8  $     14.9
                                                                                             ========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid...........................................................................  $    28.3  $     28.7

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company at June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended
June 30, 2003 and 2002. The Company is a wholly owned subsidiary of Pacific
Lumber which is a wholly owned subsidiary of MGI. MGI is an indirect wholly owned subsidiary of MAXXAM.

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

      The Master Purchase Agreement contemplates that all sales of logs by the
Company to Pacific Lumber will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase Agreement provides that if the purchase price equals or exceeds the SBE Price and a structuring price set forth in a schedule to the Indenture, the purchase price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE Price, but is less than the structuring price, then the Company is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value. In January 2003, in accordance with the Master Purchase Agreement, the Company so engaged an independent forestry consultant with respect to establishing the purchase prices of logs to be sold to Pacific Lumber in the first half of 2003. The consultant determined that with respect to certain categories of logs, the fair market value was higher than the comparable SBE Price. The prices for redwood logs were on average approximately
20% higher for the first half of 2003 than those for the second half of 2002.
There was relatively no price change for Douglas-fir logs.

      On the note payment date in July 2003, the Company used $27.4 million (in addition to $2.0 million due in respect of Timber Notes held by the Company) of the funds available under the Line of Credit to pay the entire amount of interest due.  The Company repaid $4.4 million of principal on the Timber Notes
(an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      In June 2003, the State Board of Equalization adopted the new Harvest
Value Schedule for the second half of 2003. The prices published in that schedule reflected a 22% increase in the SBE Price for small redwood logs and an
11% increase for small Douglas-fir logs from the prices published for the first half of 2003, and a 7% increase from the price in effect for small redwood logs
(i.e., the prices established using the independent forestry consultant) during the first half of 2003.

      With respect to the note payment date in January 2004, the Company expects to use funds available under the Line of Credit to pay all or a portion of the
$27.3 million of interest due (in addition to $2.0 million due in respect of
Timber Notes held by the Company). The Company expects to repay $13.1 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      As discussed further in Note 3, regulatory compliance and related litigation have caused and may continue to cause delays in harvesting which could result in a decline in harvest, an increase in the cost of logging operations, and lower net sales, as well as increased costs related to timber harvest litigation. With respect to the EPIC-SYP/Permits and USWA lawsuits, on
July 23, 2003, the Court issued a statement of decision indicating that it will invalidate the SYP and the California Permit, but deferring a decision on the specific remedy it will prescribe. It is impossible to determine the impact this matter will ultimately have on the Company given that the Court has not issued its final decision, including the remedy to be prescribed by the Court. However, the final decision could have short-term and/or long-term adverse impacts on the Company.

      With respect to short-term liquidity, the Company believes that existing cash available for principal payments from the SAR Account, and funds available under the Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2004; however, this may very well not be the case if, as a remedy, the Court in the EPIC-SYP/Permits and USWA lawsuits prohibits the Company from harvesting on THPs which were submitted prior to mid-October 2002 consistent with the SYP and the California Permit. With respect to long-term liquidity, although the Company expects that cash flows from operations and funds available under the SAR Account and the Line of Credit should be adequate to meet its debt service, working capital and capital expenditure requirements, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, cash flows from operations will be adversely affected if harvest levels decline or costs increase as a result of various regulatory, environmental and litigation matters discussed in
Note 3.

      NEW ACCOUNTING STANDARDS

      Accounting for Asset Retirement Obligations
      In January 2003, the Company adopted SFAS No. 143, which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.
In general, SFAS No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e. certain types of environmental obligations). The adoption of SFAS
No. 143 did not have a material impact on the Company's financial position or results of operations.

      Classification of Gains and Losses from Extinguishment of Debt
      In January 2003, the Company adopted SFAS No. 145, which, among other things, rescinds the previous guidance for debt extinguishments. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions would not be prohibited from extraordinary item classification if they meet the criteria in APB Opinion No.
30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of SFAS No. 145 resulted in the inclusion of gains on repurchases of debt for the three and six months ended June 30, 2003, in interest and other income rather than as an extraordinary item in the financial statements.

2.    RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER
      INVESTMENTS

      The following amounts are restricted under the terms of the Company's debt agreements (in millions):

                                                                                          June 30,     DECEMBER 31,
                                                                                            2003           2002
                                                                                        -------------  ------------

Current assets:
   Restricted cash and cash equivalents...............................................  $          -   $       5.2
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................          21.3          19.3
                                                                                        -------------  ------------
                                                                                                21.3          24.5
Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account........................................................          89.6         101.6
   Other amounts restricted under the Indenture.......................................           2.6           2.6
   Less:  Amounts attributable to repurchased Timber Notes held in SAR Account........         (53.3)        (51.3)
                                                                                        -------------  ------------
                                                                                                38.9          52.9
                                                                                        -------------  ------------
Total restricted cash, cash equivalents, marketable securities and other investments..  $       60.2   $      77.4
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

       The SYP is intended to comply with regulations of the California Board of
Forestry and Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a
100-year planning period will not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have an SYP to follow an alternative procedure. With respect to the EPIC-SYP/Permits and USWA lawsuits which are discussed further below, the Court has issued a statement of decision indicating that it will invalidate the SYP and the California Permit. As a result, the Company is currently preparing THPs under this alternative procedure. When originally approved in March 1999, the SYP was to be effective for 10 years (subject to review after five years) and could be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs would have been prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which species have been listed by government entities under the ESA and/or the CESA so long as there is no
"jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work could continue for several more years. In addition, the Environmental Plans and the Permits may be impacted by the final resolution of the EPIC-SYP/Permits and USWA lawsuits.

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

      Effective January 1, 2003, a California statute eliminated a waiver previously granted to, among others, timber companies. This waiver had been in effect for a number of years and waived the requirement under California water quality regulations for timber companies to follow certain waste discharge requirements in connection with their timber harvesting and related operations.
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

      The North Coast Water Board has issued orders for the Elk River and
Freshwater watersheds requiring the Company and Pacific Lumber to submit
"Reports of Waste Discharge" to the North Coast Water Board in order to conduct winter harvesting activities in these watersheds, beginning with the 2002-2003 winter operating period. After consideration of these reports, the North Coast
Water Board imposed requirements on the Company and Pacific Lumber to implement additional mitigation and erosion control practices in these watersheds for the
2002-2003 winter operating period. These additional requirements have somewhat increased operating costs. Reports of Waste Discharge for the 2003-2004 winter operating period have been submitted and will be considered by the Board in the near future. In addition, the North Coast Water Board has issued the Elk River
Order for the Elk River watershed aimed at addressing existing sediment production sites through clean up actions. They have also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and are contemplating similar actions for the Jordan and Stitz
Creeks watersheds. The order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to the
Company beginning in 2003 and extending over a number of years. Pacific Lumber has appealed the Elk River Order to the State Water Board, but the appeal is being held in abeyance while the matter is discussed with the North Coast Water
Board and its staff.

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

      In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleges, among other things, various violations of the CESA and the California
Environmental Quality Act, and challenges, among other things, the validity and legality of the SYP and the California Permit. The plaintiffs seek, among other things, to set aside California's approval of the SYP and the California Permit and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, the USWA lawsuit was filed challenging the validity and legality of the SYP. In connection with the EPIC-SYP/Permits lawsuit, the trial judge has issued a stay of the effectiveness of the SYP and the California Permit for approval of new THPs, but released from the stay operations under THPs that were either previously approved or had been submitted for approval prior to mid-October 2002 consistent with the SYP and the
California Permit. Although the stay prevents the CDF from approving new THPs that rely upon the SYP and the California Permit, the Company is obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permit.
Because certain THPs will not qualify for this procedure, there could be a reduction in 2003 and 2004 harvest levels which would have an adverse impact on the Company. The EPIC-SYP/Permits and USWA lawsuits were consolidated for trial, which concluded on March 28, 2003. On July 23, 2003, the Court issued a statement of decision indicating that it will invalidate the SYP and the
California Permit due to several deficiencies in agency procedures and the failure of the Company and Pacific Lumber to submit a complete and comprehensible SYP. The Court deferred, however, a decision on the specific remedy it will prescribe. A hearing on the matter of the remedy began on July
30, 2003; however, the hearing has not yet concluded and has been recessed until
September 3, 2003. The Court will issue its final decision subsequent to the conclusion of the hearing.

      The Company is in the process of evaluating the options available to it in light of the developments in the EPIC- SYP/Permits and USWA lawsuits. It is impossible to determine the impact this matter will ultimately have on the
Company given that the Court has not issued its final decision, including the remedy to be prescribed by the Court. As discussed above, under the stay, the
Company currently may harvest under THPs submitted prior to mid-October 2002 consistent with the SYP and the California Permit. Should the Court include in its remedies that the Company may not harvest on these THPs, then the Company expects that harvest levels in 2003 and 2004 would decline materially from levels seen in 2002 as the Company resubmits such THPs to the CDF for approval under the alternative forest practice rules. The Company estimates that such a remedy would reduce the harvest level for the twelve months ended June 30, 2004 by approximately 59 million board feet, net Scribner scale. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans and is working with the relevant government agencies to defend the EPIC-SYP/Permits and USWA lawsuits.
The Company expects to appeal the trial Court's decision. In addition to the potential short-term adverse impacts described above which could occur during the appeal process, these matters could have a long-term negative impact if they are ultimately decided adversely to the Company.

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

      On November 20, 2002, the HWC lawsuit, naming Pacific Lumber as real party in interest, was filed. The suit seeks to enjoin timber operations in the Elk and Freshwater watersheds of the Company's timberlands until and unless the regional and state water boards impose on those operations waste discharge requirements that meet standards demanded by the plaintiff. The Company believes that Pacific Lumber and the regional and state boards have valid defenses to this action. In August 2003, the Humboldt County Watershed Council requested that the Court dismiss this case.  Therefore, the Company believes that this matter will not have a material adverse impact on the Company's financial position, results of operations and/or liquidity.

      On February 24, 2003, the recently elected District Attorney of Humboldt
County filed the Humboldt DA action. The suit was filed under the California unfair competition law and alleges that the Company, Pacific Lumber and Salmon
Creek used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit seeks a variety of remedies including a civil penalty of
$2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. A hearing on the
Company's motions for sanctions and requested dismissal of the case was held on
July 28, 2003, and the Company is awaiting the Court's decision. The Company believes that this suit is without merit; however, there can be no assurance that the Company will prevail or that an adverse outcome would not be material to the Company's financial position, results of operations and/or liquidity.

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

      The Company, Pacific Lumber and certain of their affiliates are the defendants in the Cook action and the Cave action. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions. The Cook action alleges, among other things, that defendants' logging practices have contributed to an increase in flooding along
Freshwater Creek (which runs through the Company's timberlands), resulting in personal injury and damage to the plaintiffs' properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed (a portion of which is contained on the Company's timberlands). The
Company does not believe the resolution of these actions should result in a material adverse effect on its financial condition, results of operations or liquidity.

4.    COMPREHENSIVE LOSS AND MEMBER DEFICIT

      Comprehensive loss includes the following (in millions):

                                                              THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                                              --------------------------  -------------------------
                                                                  2003          2002         2003          2002
                                                              ------------  ------------  -----------  ------------
Net loss....................................................  $      (3.7)  $      (5.6)  $     (8.5)  $     (10.7)
Other comprehensive loss:
   Net change in fair value of available-for-sale
     investments ...........................................            -           0.5         (0.1)         (0.5)
                                                              ------------  ------------  -----------  ------------
Total comprehensive loss....................................  $      (3.7)  $      (5.1)  $     (8.6)  $     (11.2)
                                                              ============  ============  ===========  ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                                   SIX MONTHS ENDED
                                                                                                    JUNE 30, 2003
                                                                                                   ----------------
Balance at beginning of period...................................................................  $     (405.5)
Comprehensive loss...............................................................................          (8.6)
                                                                                                   ----------------
Balance at end of period.........................................................................  $     (414.1)
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
Regulatory compliance and related litigation have caused and may continue to cause delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This could result in a decline in harvest, an increase in the cost of logging operations, and lower net sales, as well as increased costs related to timber harvest litigation. With respect to the EPIC-SYP/Permits and USWA lawsuits (see Note 3), on July 23, 2003, the Court issued a statement of decision indicating that it will invalidate the SYP and the California Permit due to several deficiencies in agency procedures and the failure of Pacific
Lumber to submit a complete and comprehensible SYP. The Court deferred, however, a decision on the specific remedy it will prescribe. A hearing on the matter of the remedy began on July 30, 2003; however, the hearing has not yet concluded and has been recessed until September 3, 2003. The Court will thereafter issue its final decision subsequent to the conclusion of the hearing.

      The Company is in the process of evaluating the options available to it in light of the developments in the EPIC- SYP/Permits and USWA lawsuits. It is impossible to determine the impact this matter will ultimately have on the
Company given that the Court has not issued its final decision, including the remedy to be prescribed by the Court. As discussed in Note 3, under the stay, the Company currently may harvest under THPs submitted prior to mid-October 2002 consistent with the SYP and the California Permit. Should the Court include in its remedies that the Company may not harvest on these THPs, then the Company expects that harvest levels in 2003 and 2004 would decline materially from levels seen in 2002 as the Company resubmits such THPs to the CDF for approval under the alternative forest practice rules. The Company estimates that such a remedy would reduce the harvest level for the twelve months ended June 30, 2004 by approximately 59 million board feet, net Scribner scale. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans and is working with the relevant government agencies to defend the EPIC-SYP/Permits and USWA lawsuits.
The Company expects to appeal the trial Court's decision. In addition to the potential short-term adverse impacts described above which could occur during the appeal process, these matters could have a long-term negative impact if they are ultimately decided adversely to the Company.

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

      Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions or low log prices will not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Note 3 for further information regarding regulatory and legal proceedings relating to the Company's operations.

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

      In January 2003, in accordance with the Master Purchase Agreement, the
Company engaged an independent forestry consultant with respect to establishing the purchase prices of logs to be sold to Pacific Lumber in the first half of
2003. The consultant determined that with respect to certain categories of logs, the fair market value was higher than the comparable SBE Price. The prices for redwood logs were on average approximately 20% higher for the first half of 2003 than those for the second half of 2002. There was relatively no price change for
Douglas-fir logs.

      In June 2003, the State Board of Equalization adopted the new Harvest
Value Schedule for the second half of 2003. The prices published in that schedule reflected a 22% increase in the SBE Price for small redwood logs and an
11% increase for small Douglas-fir logs from the prices published for the first half of 2003, and a 7% increase from the price in effect for small redwood logs
(i.e., the prices established using the independent forestry consultant) during the first half of 2003.

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

                                  THREE MONTHS ENDED JUNE 30, 2003            THREE MONTHS ENDED JUNE 30, 2002
                               ---------------------------------------   ------------------------------------------
                                               PRICE                                        PRICE
                                     MBFES     $/MBFE       REVENUES           MBFES       $/MBFE        REVENUES
                               ------------  -----------   -----------   -------------  ------------   ------------
Redwood......................       20,400   $      676    $     13.8          19,800   $       652    $      12.9
Douglas Fir..................        2,700          428           1.2           2,300           503            1.1
Other........................          300          384           0.1             100           336            0.1
                               ------------                -----------   -------------                 ------------
                                    23,400          644    $     15.1          22,200           635    $      14.1
                               ============                ===========   =============                 ============

                                   SIX MONTHS ENDED JUNE 30, 2003              SIX MONTHS ENDED JUNE 30, 2002
                               ---------------------------------------   ------------------------------------------
                                               PRICE                                       PRICE
                                     MBFES     $/MBFE       REVENUES           MBFES       $/MBFE        REVENUES
                               ------------  -----------   -----------   -------------  ------------   ------------
Redwood......................       47,000   $      661    $     31.1          47,200   $       586    $      27.6
Douglas Fir..................        5,700          383           2.2           6,600           342            2.2
Other........................          800          286           0.2             500           144            0.2
                               ------------                -----------   -------------                 ------------
                                    53,500          626    $     33.5          54,300           552    $      30.0
                               ============                ===========   =============                 ============

      For the three months ended June 30, 2003, the Company experienced an increase in log revenues due predominately to the increase in the price for redwood logs as well as an increase in the volume of larger logs delivered;
however, this increase was offset somewhat by an 18% increase in the use of the helicopter method of logging (which reduces the price received for the log to reflect the increased cost of harvesting). The Company experienced an increase in log sales for the first half of 2003 versus the same period of 2002 due predominantly to a 13% increase in average realized price.

      Operating Income and Net Loss
      Operating income was $7.4 million for each of the three months ended June
30, 2003 and 2002, respectively. Operating income was $17.0 million and $15.4 million for the six months ended June 30, 2003 and 2002, respectively. Changes for the three months ended and six months ended were principally due to the increase in log sales discussed above offset by increases in expenses relating to winter road maintenance, insurance, labor benefits, and security costs.

      Net losses were $3.7 million and $5.6 million for the three months ended
June 30, 2003 and 2002, respectively. Net losses for the six months ended June
30, 2003 and 2002, were $8.5 million and $10.7 million, respectively. The decreases in losses between periods are due to the increase in operating income discussed above, gains resulting from the sale of timberlands and repurchases of debt, and to a lesser extent, a decrease in interest expense between periods.
The favorable impact from these items was offset somewhat by a decrease in interest income realized from cash, cash equivalents and other investments.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and above for cautionary information with respect to such forward-looking statements.

      On June 20, 2003, the Line of Credit was extended to July 7, 2006. At or near the completion of such extension, the Company will request that the Line of
Credit be extended for a period of not less than 364 days. If not extended, the
Company may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal
Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. At June 30, 2003, the Company could have borrowed a maximum of $58.9 million under the Line of Credit, and there was $4.4 million outstanding under the Line of Credit.

      On the note payment date in January 2003, the Company had $5.6 million set aside in the note payment account to pay the $27.9 million of interest due. The
Company used $22.3 million (in addition to $1.6 million of interest due in respect of Timber Notes held by the Company) of the funds available under the
Line of Credit to pay the remaining amount of interest due. The Company repaid
$12.1 million of principal on the Timber Notes (an amount equal to Scheduled
Amortization) using funds held in the SAR Account.

      In April 2003, $3.4 million of funds from the SAR Account were used to repurchase $4.0 million principal amount of Timber Notes, as permitted under the
Indenture, resulting in a gain of $0.4 million (net of unamortized deferred financing costs) on extinguishment of debt.

      On the note payment date in July 2003, the Company used $27.4 million
(in addition to $2.0 million due in respect of Timber Notes held by the Company) of the funds available under the Line of Credit to pay the entire amount of interest due. The Company repaid $4.4 million of principal on the Timber Notes
(an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      With respect to the note payment date in January 2004, the Company expects to use the funds available under the Line of Credit to pay all or a portion of the $27.3 million of interest due (in addition to $2.0 million due in respect of
Timber Notes held by the Company). The Company expects to repay $13.1 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      On August 12, 2003, Standard & Poor's Ratings Services announced that it was lowering its ratings on all classes of the Timber Notes. Ratings on the
Class A-1 Timber Notes were lowered from A to BBB+; ratings on the Class A-2
Timber Notes were lowered from A to BBB; and ratings on the Class A-3 Timber
Notes were lowered from BBB to BB. Standard & Poor's also indicated that the ratings remain on CreditWatch with negative implications and that the lowered ratings reflect the negative impact that depressed timber prices, lower harvest levels, and higher operating costs have had on the Company's cash flow available for debt service.

      With respect to short-term liquidity, the Company believes that existing cash available for principal payments from the SAR Account, and funds available under the Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2004; however, this may very well not be the case if, as a remedy, the Court in the EPIC-SYP/Permits and USWA lawsuits prohibits the Company from harvesting on THPs which were submitted prior to mid-October 2002 consistent with the SYP and the California Permit. With respect to long-term liquidity, although the Company expects that cash flows from operations and funds available under the SAR Account and the Line of Credit should be adequate to meet its debt service, working capital and capital expenditure requirements, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, cash flows from operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in "--Background" above and Note 3.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates under the Line of
Credit, which was established in conjunction with the offering of the Timber
Notes. This facility bears interest at either the prime interest rate or LIBOR plus a specified percentage point spread. As of June 30, 2003, there were $4.4 million in borrowings outstanding under the Line of Credit. Based on the amount of borrowings outstanding under the Line of Credit during the six months ended
June 30, 2003, the impact of a 1.0% change in interest rates effective from the beginning of the year would not have been material to the Company's interest expense for the period.

      None of the Company's other debt is exposed to the risk of higher interest payments due to changes in market interest rates. The Company does not utilize interest rate swaps or similar hedging arrangements.

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

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the
Company's management, including the Company's Chief Executive Officer and the
Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           * 4.1 Third Amendment, dated June 20, 2003, to the Line of Credit

           * 31.1  Section 302 Certification of Chief Executive Officer
           * 31.2  Section 302 Certification of Chief Financial Officer
           * 32.1  Section 906 Certification of Chief Executive Officer
           * 32.2  Section 906 Certification of Chief Financial Officer

      * Included with this filing

      B.      REPORTS ON FORM 8-K:

      On April 21, 2003, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On May 19, 2003, the Company filed a current report on Form 8-K (under
Item 5), related to a tentative ruling in the EPIC-SYP/Permits lawsuit.

      On May 20, 2003, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On June 20, 2003, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On July 21, 2003, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On July 24, 2003, the Company filed a current report on Form 8-K (under
Item 5), related to a statement of decision with respect to the EPIC-SYP/Permits and USWA lawsuits.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the
Registrant.

                                                  SCOTIA PACIFIC COMPANY LLC

Date: August 14, 2003            By:           /S/   GARY L. CLARK
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

California Permit: The incidental take permit issued by California pursuant to the HCP

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
DR020718) pending in the Superior Court of Humboldt County, California

CWA:  Federal Clean Water Act

Elk River Order: Clean up and abatement order issued to Pacific Lumber by the
North Coast Water Board for the Elk River watershed

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection
Information Association, Sierra Club v. California Department of Forestry and
Fire Protection, California Department of Fish and Game, The Pacific Lumber
Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. pending in the Superior Court of Humboldt County, California ( No. CV990452)

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

Headwaters Agreement: The September 1996 agreement between Pacific Lumber, the
Company, Salmon Creek, the United States and California which provided the framework for the acquisition by the United States and California of the
Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and
California on March 1, 1999

Humboldt DA action: A civil suit filed in the Superior Court of Humboldt County,
California by the District Attorney of Humboldt County entitled The People of the State of California v. Pacific Lumber, Scotia Pacific Holding Company and
Salmon Creek Corporation (No. DR030070)

HWC lawsuit: An action entitled Humboldt County Watershed Council, et al. v.
North Coast Regional Water Quality Control Board, et al. (No. CV03-0438),
naming Pacific Lumber as real party in interest, pending in the Superior Court of Humboldt County, California

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

THP No. 520 lawsuit: An action entitled The Pacific Lumber Company, et al. v.
California State Water Resources Control Board (No. DR010860) pending in the
Superior Court of Humboldt County, California

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