Form 10-Q
period 2003-09-30
SCOTIA PACIFIC CO LLC
filed 2003-11-14
CIK 1066797

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         Item 1.   Legal Proceedings
         Item 6.   Exhibits and Reports on Form 8-K
         Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2003           2002
                                                                                      -------------- --------------
                                                                                               (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................  $         3.4  $        10.1
   Marketable securities............................................................           22.2           19.3
   Receivables from Pacific Lumber..................................................            8.5            2.6
   Prepaid timber harvesting costs..................................................            6.1            7.3
   Other current assets.............................................................            1.5            0.9
                                                                                      -------------- --------------
      Total current assets..........................................................           41.7           40.2
Timber and timberlands, net of accumulated depletion of $280.0 and
   $272.5, respectively.............................................................          232.5          239.4
Property and equipment, net of accumulated depreciation of $16.5 and
    $15.0, respectively.............................................................           25.0           23.7
Deferred financing costs, net.......................................................           13.9           15.1
Restricted cash, marketable securities and other investments........................           36.6           52.9
Other assets........................................................................            5.0            5.6
                                                                                      -------------- --------------
                                                                                      $       354.7  $       376.9
                                                                                      ============== ==============

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Pacific Lumber............................................................  $         1.3  $         0.8
   Accrued interest.................................................................           10.7           24.9
   Other accrued liabilities........................................................            2.9            2.1
   Short-term borrowings............................................................           20.3              -
   Current maturities of long-term debt, excluding $4.0 and $2.6, respectively, of
      repurchased Timber Notes held in the SAR Account..............................           18.3           16.8
                                                                                      -------------- --------------
      Total current liabilities.....................................................           53.5           44.6
Long-term debt, less current maturities and excluding $52.6 and $52.8, respectively,
   of repurchased Timber Notes held in the SAR Account..............................          715.6          737.7
Other noncurrent liabilities........................................................            0.3            0.1
                                                                                      -------------- --------------
      Total liabilities.............................................................          769.4          782.4
                                                                                      -------------- --------------

Contingencies (See Note 3)

Member deficit......................................................................         (414.7)        (405.5)
                                                                                      -------------- --------------
                                                                                      $       354.7  $       376.9
                                                                                      ============== ==============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                                STATEMENT OF LOSS
                            (IN MILLIONS OF DOLLARS)

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                               -------------------------  -------------------------
                                                                   2003         2002          2003         2002
                                                               ------------ ------------  -----------  ------------
                                                                                    (UNAUDITED)

Log sales to Pacific Lumber..................................  $      22.4  $      19.7   $     55.9   $      49.7
                                                               ------------ ------------  -----------  ------------

Operating expenses:
   General and administrative................................          6.1          6.1         16.5          14.5
   Depletion, depreciation and amortization..................          3.7          4.0          9.8          10.2
                                                               ------------ ------------  -----------  ------------
                                                                       9.8         10.1         26.3          24.7
                                                               ------------ ------------  -----------  ------------

Operating income.............................................         12.6          9.6         29.6          25.0
                                                               ------------ ------------  -----------  ------------

Other income (expense):
   Interest and other income.................................          1.0          1.1          2.8           4.0
   Gain on repurchase of debt................................            -            -          0.4             -
   Gain on sales of assets...................................            -            -          0.8             -
   Interest expense..........................................        (14.1)       (14.5)       (42.6)        (43.5)
                                                               ------------ ------------  -----------  ------------
                                                                     (13.1)       (13.4)       (38.6)        (39.5)
                                                               ------------ ------------  -----------  ------------

Net loss.....................................................  $      (0.5) $      (3.8)  $     (9.0)  $     (14.5)
                                                               ============ ============  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                              NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          -------------------------
                                                                                              2003         2002
                                                                                          -----------  ------------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.............................................................................  $     (9.0)  $     (14.5)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
      Gain on repurchase of debt........................................................        (0.4)            -
      Gain on sales of assets...........................................................        (0.8)            -
      Depletion, depreciation and amortization..........................................         9.8          10.2
      Amortization of deferred financing costs..........................................         1.0           1.0
      Increase (decrease) in cash resulting from changes in:
        Receivables from Pacific Lumber.................................................        (5.9)         (3.2)
        Prepaid timber harvest costs....................................................         1.2             -
        Due to Pacific Lumber...........................................................         0.5             -
        Accrued interest................................................................       (14.2)        (14.4)
        Other accrued liabilities.......................................................         0.8          (0.7)
        Other...........................................................................        (0.6)         (0.6)
                                                                                          -----------  ------------
      Net cash used for operating activities............................................       (17.6)        (22.2)
                                                                                          -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of assets........................................................         3.2             -
   Capital expenditures.................................................................        (5.9)         (4.9)
                                                                                          -----------  ------------
      Net cash used for investing activities............................................        (2.7)         (4.9)
                                                                                          -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber-related debt.....................       (16.5)        (14.9)
   Member distributions.................................................................           -         (29.4)
   Borrowings (repayments) under the Line of Credit, net................................        20.3           5.5
   Net changes in debt related restricted cash, marketable securities and other
      investments.......................................................................         9.8          30.1
                                                                                          -----------  ------------
      Net cash provided by (used for) financing activities..............................        13.6          (8.7)
                                                                                          -----------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS...............................................        (6.7)        (35.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................        10.1          37.8
                                                                                          -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................  $      3.4   $       2.0
                                                                                          ===========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid........................................................................  $     55.9   $      56.9

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company at September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned subsidiary of MGI. MGI is an indirect wholly owned subsidiary of MAXXAM.

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

      With respect to the note payment date in January 2004, the Company expects to use funds available under the Line of Credit to pay a substantial portion of the $27.3 million of interest due (in addition to $2.0 million due in respect of
Timber Notes held by the Company). The Company expects to repay $13.1 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      As discussed further in Note 3, regulatory compliance and litigation have caused and may continue to cause delays in harvesting which could result in a decline in harvest, an increase in the cost of logging operations, and lower net sales, as well as increased costs related to timber harvest litigation.

      With respect to short-term liquidity, the Company believes that existing cash available for principal payments from the SAR Account, and funds available under the Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations through 2004; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although the Company expects that cash flows from operations and funds available under the SAR
Account and the Line of Credit should be adequate to meet its debt service, working capital and capital expenditure requirements, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, cash flows from operations will be adversely affected if harvest levels decline or costs increase as a result of various regulatory, environmental and litigation matters discussed in Note 3.

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
30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of SFAS No. 145 resulted in the inclusion of gains on repurchases of debt for the three and nine months ended September 30, 2003, in other income rather than as an extraordinary item in the financial statements.

2.    RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      The following amounts are restricted under the terms of the Company's debt agreements (in millions):

                                                                                      September 30,   DECEMBER 31,
                                                                                          2003            2002
                                                                                      -------------  --------------

Current assets:
   Restricted cash and cash equivalents.............................................  $          -   $         5.2
   Marketable securities, restricted:
      Amounts held in SAR Account...................................................          22.2            19.3
                                                                                      -------------  --------------
                                                                                              22.2            24.5
Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account......................................................          85.5           101.6
   Other amounts restricted under the Indenture.....................................           2.6             2.6
   Less:  Amounts attributable to repurchased Timber Notes held in SAR Account......         (51.5)          (51.3)
                                                                                      -------------  --------------
                                                                                              36.6            52.9
                                                                                      -------------  --------------
Total restricted cash, cash equivalents, marketable securities and other investments  $       58.8   $        77.4
                                                                                      =============  ==============

3.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's business, which is subject to a variety of California and federal laws and regulations, as well as the HCP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

      From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP. The SYP was intended to comply with regulations of the
California Board of Forestry and Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have a sustained yield plan to follow an alternative procedure. As discussed below, on October 31, 2003, the
Court hearing the EPIC-SYP/Permits and USWA lawsuits entered a judgment invalidating the SYP and the California Permits. As a result of this case, the
Company has since October 2002 been obtaining review and approval of prepared
THPs under this alternative procedure and expects to follow this procedure for the foreseeable future.

      The HCP and related Federal Permits allow incidental "take" of certain species located on the Company's timberlands which species have been listed by the federal government under the ESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The HCP and Federal Permits have a term of 50 years. Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work could continue for several more years.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for many northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these two water courses. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the Company's timberlands, with a targeted completion of fall
2004 for these two water courses. The final TMDL requirements applicable to the
Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

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
Should the North Coast Water Board decide not to extend this or another waiver beyond December 31, 2003, it may thereafter notify a company to follow certain waste discharge requirements in order to conduct harvesting operations on a THP.
The waste discharge requirements may include aquatic protection measures that are different from or in addition to those provided for in the THP approved by the CDF. Accordingly, harvesting activities could be delayed and/or adversely affected as these waste discharge requirements are developed and implemented and costs could increase.

      In October 2003, California enacted Senate Bill 810, which provides regional water quality control boards with additional authority related to the approval of THPs. Under this law, which will become effective on January 1,
2004, a THP "may not be approved if the appropriate regional water quality control board finds, based on substantial evidence, that the timber operations proposed in the plan will result in a discharge into a watercourse that has been classified as impaired due to sediment...that causes or contributes, to a violation of the regional water quality control plan." The Company is uncertain of the operational and financial effects which will ultimtely result from Senate
Bill 810; however, because substantially all rivers and waterbodies on the
Company's timberlands are classified as impaired, implementation of this law could result in delays in obtaining approval of THPs, increased costs and additional protection measures beyond those contained in the HCP.

      The North Coast Water Board has issued orders for the Elk River and
Freshwater watersheds requiring the Company and Pacific Lumber to submit
"Reports of Waste Discharge" to the North Coast Water Board in order to conduct winter harvesting activities in these watersheds. After consideration of these reports, the North Coast Water Board imposed requirements on the Company and
Pacific Lumber to implement additional mitigation and erosion control practices in these watersheds for the 2002-2003 winter operating period. These additional requirements have somewhat increased operating costs. Reports of Waste Discharge for the 2003-2004 winter operating period have been submitted and the North
Coast Water Board imposed requirements similar to those imposed for the
2002-2003 winter operating period. In addition, the North Coast Water Board has issued the Elk River Order for the Elk River watershed which is aimed at addressing existing sediment production sites through clean up actions. The
North Coast Water Board has also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and are contemplating similar actions for the Jordon and Stitz Creek watersheds. The Elk
River Order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to the Company beginning in 2004 and extending over a number of years. Pacific Lumber has appealed the Elk River
Order to the State Water Board, but the appeal is being held in abeyance while the matter is discussed by the Company and Pacific Lumber with the North Coast
Water Board and its staff.

      Lawsuits are pending which seek to prevent the Company from implementing the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. The Services Agreement requires Pacific
Lumber to prepare and file on behalf of the Company (at Pacific Lumber's cost)
all pleadings and motions, and otherwise diligently pursue, appeals of any denial, and defense of any challenge to approval, of any THP or the
Environmental Plans or similar plan or permit and related matters.

      In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged, among other things, various violations of the CESA and the California
Environmental Quality Act, and challenges, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California's approval of the SYP and the California Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, the USWA lawsuit was filed challenging the validity and legality of the SYP. The EPIC-SYP/Permits and USWA lawsuits were consolidated for trial, which concluded on March 28, 2003. On October 31, 2003, the Court entered a judgment invalidating the SYP and the California Permits due to several deficiencies in agency procedures and the failure of the Company and
Pacific Lumber to submit a complete and comprehensible SYP. The Court's decision, however, allows for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling will be to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and which will result in a minor reduction in
2003 harvesting that had been expected from these specific THPs. As a result of this case, the Company has since October 2002 been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits and expects to follow this procedure for the forseeable future. In addition, the Company is in the process of considering the options available to it in light of this development, including appealing the Court's decision and resubmission of an SYP.

      In July 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that the Company's and Pacific Lumber's harvesting and other forestry activities under certain of its approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant's alleged continued
violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. On October 14,
2003, in connection with certain motions that had been filed, the Court upheld the validity of an EPA regulation which exempts harvesting and other forestry activities from certain discharge requirements. Both state and federal agencies, along with Pacific Lumber and other timber companies, have relied upon this regulation for more than 25 years. However, the Court interpreted the regulation in such a way as to narrow the forestry operations which are exempted, thereby limiting the regulation's applicability. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's decision and its application to actual operations.
Should the decision ultimately become final and held to apply to Pacific
Lumber's timber operations, it may have some or all of the following effects:
impose additional permitting requirements, delay approvals of THPs, increase harvesting costs and add water protection measures beyond those contained in the
HCP. Nonetheless, due to the historical reliance by timber companies on the regulation, it is not likely that civil penalties will be awarded for operations that occurred prior to the Court's decision. While the impact of a conclusion to this case that upholds the October 14, 2003 ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company's financial condition, results of operations and/or liquidity.
Nevertheless, due to the numerous ways in which the Court's interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

      On November 20, 2002, the HWC lawsuit was filed seeking to enjoin timber operations in the Elk and Freshwater watersheds of the Company's timberlands until and unless the regional and state water boards imposed on those operations waste discharge requirements that met standards demanded by the plaintiff. In
August 2003, this case was dismissed by the Court at the request of the plaintiff.

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
While the Company believes the Court's decision will be sustained, a reversal could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations on timber harvesting on the
Company's timberlands beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810.

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

4.    COMPREHENSIVE LOSS AND MEMBER DEFICIT

      Comprehensive loss includes the following (in millions):

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                 -------------------------  -------------------------
                                                                     2003         2002          2003         2002
                                                                 ------------ ------------  -----------  ------------
Net loss.......................................................  $      (0.5) $      (3.8)  $     (9.0)  $     (14.5)
Other comprehensive income (loss):
   Net change in fair value of available-for-sale investments..         (0.1)         0.4         (0.2)         (0.1)
                                                                 ------------ ------------  -----------  ------------
Total comprehensive loss.......................................  $      (0.6) $      (3.4)  $     (9.2)  $     (14.6)
                                                                 ============ ============  ===========  ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                                       NINE MONTHS
                                                                                                          ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                           2003
                                                                                                       ------------

Balance at beginning of period.......................................................................  $    (405.5)
Comprehensive loss...................................................................................         (9.2)
                                                                                                       ------------
Balance at end of period.............................................................................  $    (414.7)
                                                                                                       ============

5.    SUBSEQUENT EVENT

      In November 2003, Pacific Lumber and the Company sold approximately 681 acres of timberlands within an area known as the Grizzly Creek grove. The
Company received $8.2 million in cash, and expects to recognize a gain of approximately $7.5 million in the fourth quarter of 2003 related to this sale.

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

      This Quarterly Report on Form 10-Q contains statements which constitute
"forward-looking statements" within the meaning of the PSLRA. These statements appear in a number of places in this section and in Part II. Item 1. "Legal
Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should,"
"plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, developments in litigation, and changing prices and market conditions. This Form
10-Q and the Form 10-K identify other factors which could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

BACKGROUND

      Regulatory and environmental matters play a significant role in the
Company's operations. See Item 1. "Business--Regulatory and Environmental
Factors" of the Form 10-K and Note 3 for a discussion of these matters.
Regulatory compliance and litigation have caused and may continue to cause delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This could result in a decline in harvest, an increase in the cost of logging operations, and lower net sales, as well as increased costs related to timber harvest litigation.

      As discussed in Note 3, the North Coast Water Board is requiring Pacific
Lumber and the Company to apply certain waste discharge requirements to approved
THPs covering winter harvesting operations in the Freshwater and Elk River watersheds, and the North Coast Water Board could require Pacific Lumber and the
Company to follow waste discharge requirements before harvesting operations are conducted on THPs in other watersheds. These requirements could cause increased costs and delays in harvesting.

      Also discussed in Note 3 is the enactment of Senate Bill 810, which provides regional water quality control boards with additional authority related to the approval of THPs. Implementation of this law could result in delays in obtaining approvals of THPs, increased costs and additional water protection measures beyond those contained in the HCP.

      Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions or low log prices will not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Note 3 for further information regarding regulatory and legislative matters and legal proceedings relating to the Company's operations.

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

      Seasonality. Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal because of the harvesting, road use, wet weather and other restrictions imposed by legislation, regulation or the HCP. As a result, a substantial majority of the future harvesting on the Company's timberlands can be expected to be concentrated during the period from June through October of each year.

      Log Sales to Pacific Lumber
      The following table presents price, volume and revenue amounts for the
Company for the periods indicated (revenues in millions).

                                     THREE MONTHS ENDED SEPTEMBER 30, 2003   THREE MONTHS ENDED SEPTEMBER 30, 2002
                                     -------------------------------------- ---------------------------------------
                                                    PRICE                                   PRICE
                                        MBFES       $/MBFE       REVENUES      MBFES        $/MBFE       REVENUES
                                     ----------  ------------  ------------ -----------  ------------  ------------
Redwood............................     26,200   $       691   $      18.1      27,000   $       550   $      14.8
Douglas Fir........................      8,200           502           4.1      11,000           417           4.6
Other..............................        800           216           0.2       1,000           281           0.3
                                     ----------                ------------ -----------                ------------
                                        35,200           636   $      22.4      39,000           505   $      19.7
                                     ==========                ============ ===========                ============

                                      NINE MONTHS ENDED SEPTEMBER 30, 2003   NINE MONTHS ENDED SEPTEMBER 30, 2002
                                     -------------------------------------- ---------------------------------------
                                                    PRICE                                   PRICE
                                        MBFES       $/MBFE       REVENUES      MBFES        $/MBFE       REVENUES
                                     ----------  ------------  ------------ -----------  ------------  ------------
Redwood............................     73,200   $       672   $      49.2      74,200   $       573   $      42.5
Douglas Fir........................     13,900           453           6.3      17,600           389           6.8
Other..............................      1,600           250           0.4       1,500           235           0.4
                                     ----------                ------------ -----------                ------------
                                        88,700           630   $      55.9      93,300           533   $      49.7
                                     ==========                ============ ===========                ============

      For the three months ended September 30, 2003, the Company experienced an increase in log revenues due predominately to the increase in the price for redwood logs as well as an increase in the volume of larger logs delivered;
however, this increase was offset somewhat by an increase in the use of the helicopter method of logging (which reduces the price received for the log to reflect the increased cost of harvesting). The Company experienced an increase in log sales for the first nine months of 2003 versus the same period of 2002 due predominantly to a 19% increase in average realized price.

      Operating Income and Net Loss
      Operating income was $12.6 million and $9.6 million for the three months ended September 30, 2003 and 2002, respectively. Operating income was $29.6 million and $25.0 million for the nine months ended September 30, 2003 and 2002, respectively. Changes for the three and nine month periods were principally due to the increase in log sales discussed above offset by increases in expenses relating to winter road maintenance, insurance, employee benefits, and security costs.

      Net losses were $0.5 million and $3.8 million for the three months ended
September 30, 2003 and 2002, respectively. Net losses for the nine months ended
September 30, 2003 and 2002, were $9.0 million and $14.5 million, respectively.
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

      Due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including low log prices, governmental regulation and litigation affecting its timber harvesting practices (see "--Results of Operations--Background" above and Note 3), and general economic conditions. The Company's cash flows from operations are significantly impacted by harvest volumes and log prices. The Master Purchase
Agreement between the Company and Pacific Lumber contemplates that all sales of logs by the Company to Pacific Lumber will be at fair market value (based on stumpage prices) for each species and category of timber. See "--Results of
Operations--Master Purchase Agreement" above for further information on this agreement.

      On June 20, 2003, the Line of Credit was extended to July 7, 2006. At or near the completion of such extension, the Company will request that the Line of
Credit be extended for a further period of not less than 364 days. If not extended, the Company may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date
(after the payment of certain other items, including the Aggregate Minimum
Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. At September 30, 2003, the Company could have borrowed a maximum of $58.5 million under the Line of
Credit, and there was $20.3 million outstanding under the Line of Credit.

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

      With respect to the note payment date in January 2004, the Company expects to use the funds available under the Line of Credit to pay a substantial portion of the $27.3 million of interest due (in addition to $2.0 million due in respect of Timber Notes held by the Company). The Company expects to repay $13.1 million of principal on the Timber Notes (an amount equal to Scheduled Amortization)
using funds held in the SAR Account.

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

      As discussed in Note 5, the Company received $8.2 million in November 2003 for the sale of timberlands in the Grizzly Creek grove. The proceeds will be used to pay down a portion of the Line of Credit.

      With respect to short-term liquidity, the Company believes that existing cash available for principal payments from the SAR Account, and funds available under the Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations through 2004; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although the Company expects that cash flows from operations and funds available under the SAR
Account and the Line of Credit should be adequate to meet its debt service, working capital and capital expenditure requirements, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, cash flows from operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in "--Background" above and Note 3.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates under the Line of
Credit, which was established in conjunction with the offering of the Timber
Notes. This facility bears interest at either the prime interest rate or LIBOR plus a specified percentage point spread. As of September 30, 2003, there were
$20.3 million in borrowings outstanding under the Line of Credit. Based on the amount of borrowings outstanding under the Line of Credit during the nine months ended September 30, 2003, the impact of a 1.0% change in interest rates effective from the beginning of the year would not have been material to the
Company's interest expense for the period.

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

           * 31.1  Section 302 Certification of Chief Executive Officer
           * 31.2  Section 302 Certification of Chief Financial Officer
           * 32.1  Section 906 Certification of Chief Executive Officer
           * 32.2  Section 906 Certification of Chief Financial Officer

      * Included with this filing

      B.      REPORTS ON FORM 8-K:

      Since the filing of the Company's Quarterly Report on Form 10-Q for the
quarter ended June 30, 2003, the Company has filed or furnished on the dates indicated the following current reports on Form 8-K:

      August 20, 2003 - report under Item 9 related to the filing of a certificate in respect of the Company's Timber Notes.

      September 22, 2003 - report under Item 9 related to the filing of a certificate in respect of the Company's Timber Notes.

      September 26, 2003 - report under Item 5 related to a supplemental statement of decision with respect to the EPIC- SYP/Permits and USWA lawsuits.

      October 20, 2003 - report under Item 9 related to the filing of a
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

                                                    SCOTIA PACIFIC COMPANY LLC

Date: November 14, 2003                   By:          /S/     GARY L. CLARK
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

California Permits: The incidental take permits issued by California pursuant to the HCP

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

ESA:  The federal Endangered Species Act

Federal Permits: The incidental take permits issued by the federal government pursuant to the HCP

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002

Harvest Value Schedule: A schedule setting forth SBE Prices which is published bi-annually by the California State Board of Equalization for purposes of computing yield taxes on timber sales

HCP: The habitat conservation plan covering multiple species approved in March
1999, in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 1996 agreement between Pacific Lumber, the
Company, Salmon Creek , the United States and California which provided the framework for the acquisition by the United States and California of the
Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and
California in March 1999

Humboldt DA action: A civil suit filed in the Superior Court of Humboldt County,
California by the District Attorney of Humboldt County entitled The People of the State of California v. Pacific Lumber, Scotia Pacific Holding Company and
Salmon Creek Corporation (No. DR030070)

HWC lawsuit: An action entitled Humboldt County Watershed Council, et al. v.
North Coast Regional Water Quality Control Board, et al. (No. CV03-0438), naming
Pacific Lumber as real party in interest, which had been pending in the Superior
Court of Humboldt County, California

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

State Water Board:  California State Water Resources Control Board

SYP: The sustained yield plan approved in March 1999, in connection with the consummation of the Headwaters Agreement

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