Form 10-K
period 2003-12-31
SCOTIA PACIFIC CO LLC
filed 2004-03-30
CIK 1066797

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003     COMMISSION FILE NUMBER 333-63825

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
YES |_|   NO |X|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter: $0.00

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

Item 9A.   Controls and Procedures

                                 PART III

Items
   10-13. Not applicable.

Item 14.   Principal Accountant Fees and Services

                                  PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

Index of Exhibits

                                     PART I

ITEM 1.         BUSINESS

GENERAL

      Scotia Pacific Company LLC (the "COMPANY"), a special purpose Delaware limited liability company wholly owned by The Pacific Lumber Company ("PALCO"), was organized by Palco in May 1998 to facilitate the sale of the Company's 6.55%
Series B Class A-1 Timber Collateralized Notes due 2028, (the "CLASS A-1
NOTES"), 7.11% Series B Class A-2 Timber Collateralized Notes due 2028 (the
"CLASS A-2 NOTES") and 7.71% Series B Class A-3 Timber Collateralized Notes due
2028 (the "CLASS A-3 NOTES," together with the Class A-1 Timber Notes and the
Class A-2 Timber Notes, the "TIMBER NOTES"). The Indenture governing the Timber
Notes is referred to herein as the "INDENTURE." Palco is a wholly owned subsidiary of MAXXAM Group Inc. ("MGI"), and Palco also wholly owns Salmon Creek
LLC ("SALMON CREEK") and Britt Lumber Co., Inc. ("BRITT"). MGI is an indirect wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). As used herein, the terms
"MGI," "Palco," or "MAXXAM" refer to the respective companies and their subsidiaries, unless otherwise noted or the context indicates otherwise.

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
Discussion and Analysis of Financial Condition and Results of
Operations--Background," "--Results of Operations" and "--Financial Condition
and Investing and Financing Activities"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may,"
"estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, litigation developments, and changing prices and market conditions. This Report identifies other factors which could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

TIMBER AND TIMBERLANDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and
"Business--General" above for cautionary information with respect to such forward-looking statements.

      The Company owns, and the obligations of the Company under the Timber
Notes are secured by, (i) approximately 204,000 acres of timberlands, (ii) the timber and related harvesting rights (the "COMPANY TIMBER RIGHTS") with respect to an additional approximately 12,200 acres of timberlands that are owned by
Palco, Salmon Creek and an unaffiliated third party, (iii) certain computer hardware and software, including a geographic information system ("GIS")
containing information on numerous aspects of the Company's timberlands (subject to certain rights of concurrent use by Palco) and (iv) certain other assets.
Substantially all of the Company's assets serve as security for the Timber
Notes. The timberlands owned by the Company and the timberlands subject to the
Company Timber Rights are hereinafter collectively referred to as the "COMPANY
TIMBERLANDS." The timber located on the Company Timberlands is hereinafter referred to as the "COMPANY TIMBER."

      In March 1999, Palco, the Company and Salmon Creek (collectively, the
"PALCO COMPANIES") consummated the Headwaters Agreement (the "HEADWATERS
AGREEMENT") with the United States and California. Pursuant to the agreement, approximately 5,600 acres of timberlands owned by the Palco Companies (the
"HEADWATERS TIMBERLANDS") were transferred to the United States in exchange for
(i) an aggregate of $300.0 million, (ii) approximately 7,700 acres of timberlands, and (iii) approval by the federal and state governments of habitat conservation and sustained yield plans (the "ENVIRONMENTAL PLANS") in respect of substantially all of the Company Timberlands. California also agreed to offer to purchase other timberlands owned by the Company and Palco (which purchases were subsequently consummated--see Note 2).

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
Redwood also has a variety of industrial applications because of its resistance to chemicals and because it does not impart any taste or odor to liquids or solids. Redwood lumber has historically commanded a substantial price premium to other softwood timber types. Redwood is commercially available only in North
America in a region that extends for approximately 375 miles along the coast of the Pacific Northwest. The combination of excellent soil conditions and climate makes this region one of the most productive timber regions in North America.

      Douglas-fir is used primarily for new construction and some decorative purposes and is widely recognized for its strength, hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of North
America and in Chile and New Zealand.

      Palco engages in extensive efforts to supplement the natural regeneration of the Company Timber and increase the amount of timber on the Company
Timberlands. The Company is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Palco's regeneration efforts are conducted pursuant to the Services Agreement described below (see "--Operation of Company Timberlands"). Regeneration of redwood timber generally is accomplished through redwood sprouts from harvested trees and the planting of redwood seedlings at levels designed to optimize growth. Douglas-fir timber is regenerated almost entirely by planting seedlings. During 2003, Palco planted an estimated 1,200,000 redwood and Douglas-fir seedlings on the Company
Timberlands.

      California law requires large timberland owners, including the Company, to demonstrate that their timber operations will not decrease the sustainable productivity of their timberlands. The applicable regulations require timber companies to project timber growth and harvest on their timberlands over a
100-year planning period and to demonstrate that their projected average annual harvest for any decade within the 100-year planning period will not exceed the average annual growth level during the last decade of the 100-year planning period. A timber company may comply with this requirement by submitting a sustained yield plan to the California Department of Forestry and Fire
Protection ("CDF") for review and approval. Timber companies which do not have a sustained yield plan are allowed to follow an alternative procedure.

      The Company is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on the Company Timberlands.
These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental take which does not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. As part of the
Headwaters Agreement, the federal and state governments approved the
Environmental Plans, consisting of a sustained yield plan (the "SYP") and a multi-species habitat conservation plan (the "HCP"), in respect of substantially all of the Company Timberlands. However, a California state trial court has, in connection with two lawsuits filed against Palco and the Company, invalidated the SYP and the incidental take permits issued by California in connection with the Environmental Plans (the "CALIFORNIA PERMITS"). As a result of these cases, the Company has since October 2002 been obtaining review and approval of its timber harvesting plans ("THPS") under the alternative procedure referred to above and expects to follow this procedure for the foreseeable future. See
"--Regulatory and Environmental Factors," Item 3. "Legal Proceedings--Timber
Harvesting Litigation" and Note 7.

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

      The Company is a party with Palco to a master purchase agreement (the
"MASTER PURCHASE AGREEMENT") which governs the sale to Palco of logs harvested from the Company Timberlands. As Palco purchases logs from the Company pursuant to the Master Purchase Agreement, Palco is responsible, at its own expense, for harvesting and removing the standing Company Timber covered by approved THPs, with the purchase price being based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs passes to Palco once the logs are measured. The Master Purchase Agreement contemplates that all sales of logs by the Company to Palco will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase Agreement provides that if the purchase price equals or exceeds the SBE Price and a structuring price set forth in a schedule to the Indenture, the purchase price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE Price, but is less than the structuring price, then the Company is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value. SBE Price is the stumpage price for each species and category of timber as set forth in the most recent "HARVEST VALUE SCHEDULE" (or any successor publication) published by the California State Board of Equalization
(or any successor agency) applicable to the timber sold during the applicable period. Harvest Value Schedules are published twice a year for purposes of computing a yield tax imposed on timber harvested between January 1 through June
30 and July 1 through December 31. SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates. See also Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Results of Operations--General--Master
Purchase Agreement Provisions" and "--Financial Condition and Investing and
Financing Activities."

      After obtaining an approved THP, the Company offers for sale the logs to be harvested pursuant to such THP. While the Company may sell logs to third parties, it derives substantially all of its revenue from the sale of logs to
Palco pursuant to the Master Purchase Agreement. Each sale of logs by the
Company to Palco is made pursuant to a separate log purchase agreement that relates to the Company Timber covered by an approved THP and incorporates the provisions of the Master Purchase Agreement. Each such log purchase agreement provides for the sale to Palco of the logs harvested from the Company Timber covered by such THP and generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions.
However, the timing and amount of log purchases by Palco is affected by factors outside the control of the Company, including regulatory and environmental factors, the financial condition of Palco, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries).

      The Company continues to rely on Palco to provide operational, management and related services not performed by its own employees with respect to the
Company Timberlands pursuant to a services agreement (the "SERVICES AGREEMENT").
The services include the furnishing of all equipment, personnel and expertise not within the Company's possession and reasonably necessary for the operation and maintenance of the Company Timberlands and the Company Timber as well as timber management techniques designed to supplement the natural regeneration of, and increase the amount of, Company Timber. Palco is required to provide all services under the Services Agreement in a manner consistent in all material respects with prudent business practices which are consistent with then current applicable industry standards and are in compliance in all material respects with all applicable timber laws. The Company pays Palco a services fee
("SERVICES FEE") which is adjusted annually based on a specified government index relating to wood products and reimburses Palco for the cost of constructing, rehabilitating and maintaining roads, and performing reforestation services, on the Company Timberlands. Certain of such reimbursable expenses vary in relation to the amount of timber to be harvested in any given period.

      The Company provides certain services to Palco pursuant to an additional services agreement (the "ADDITIONAL SERVICES AGREEMENT"). These services include
(i) assisting Palco operate, maintain and harvest its own timber properties,
(ii) updating and providing access to the GIS with respect to information concerning Palco's own timber properties and (iii) assisting Palco with its statutory and regulatory compliance. The Additional Services Agreement provides that Palco shall pay the Company a fee for such services equal to the Company's actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

      The Palco Companies are also parties to a reciprocal rights agreement (the
"RECIPROCAL RIGHTS AGREEMENT") whereby, among other things, the parties have granted to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Palco and the
Company are parties to an environmental indemnification agreement (the
"ENVIRONMENTAL INDEMNIFICATION AGREEMENT"), pursuant to which Palco has agreed to indemnify the Company from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Company
Timberlands. In particular, Palco is liable with respect to any contamination which occurred on the Company Timberlands prior to the date of their transfer to the Company.

HARVESTING PRACTICES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and
"Business--General" above for cautionary information with respect to such forward-looking statements.

      The ability of the Company to have timber harvested will depend in large part upon its ability to obtain regulatory approval of THPs. Prior to harvesting timber in California, companies are required to obtain the CDF's approval of a detailed THP for the area to be harvested. A THP must be submitted by a
Registered Professional Forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. The number of the Company's approved THPs and the amount of timber covered by such
THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested within a one-year period from the date that harvesting first begins.
The Indenture requires the Company to use its best efforts (consistent with prudent business practices) to maintain a number of pending THPs which, together with THPs previously approved, would cover rights to harvest a quantity of
Company Timber adequate to pay interest and principal amortization based on the
Minimum Principal Amortization schedule (as set forth in the Indenture) for the
Timber Notes for the next succeeding twelve month period. See "--Regulatory and
Environmental Factors," Item 3. "Legal Proceedings--Timber Harvesting
Litigation," and Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Background" for various legal, regulatory, environmental and other challenges being faced by the Company in connection with timber harvesting and other operations on the Company Timberlands.

      The GIS contains information regarding numerous aspects of the Company
Timberlands, including timber type, site productivity class, wildlife and botanical data, geological information, roads, rivers and streams. Subject to the terms of the Services Agreement, Palco, to the extent necessary, provides the Company with personnel and technical assistance in updating, upgrading and improving the GIS and the other computer systems owned by the Company. By carefully monitoring and updating this data base and conducting field studies, the Company's foresters, with the assistance (if required) of Palco pursuant to the Services Agreement, are better able to develop detailed THPs addressing the various regulatory requirements. The Company also utilizes a Global Positioning
System ("GPS") which can provide precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of the GIS data.

      The Company employs a variety of well-accepted methods of selecting trees for harvest designed to achieve optimal growth and regeneration. These methods, referred to as "silvicultural systems" in the forestry profession, range from very light thinnings (aimed at enhancing the growth rate of retained trees) to clear cutting which results in the harvest of nearly all trees in an area (with the exception of sub-merchantable trees and trees retained for wildlife protection and future stand enhancement) and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed.

EMPLOYEES

      As of March 1, 2004, the Company employed 119 persons, 114 of whom were
Registered Professional Foresters, geologists, wildlife and fisheries biologists, botanists or otherwise involved in the management of the Company
Timberlands. None of the Company's employees are covered by a collective bargaining agreement.

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
"Business--General" above for cautionary information with respect to such forward-looking statements.

      General
      The Company's business is subject to the Environmental Plans and a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations also plays a significant role in the Company's business. The California Forest Practice Act
(the "FOREST PRACTICE ACT") and related regulations adopted by the California
Board of Forestry and Fire Protection (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California.
These requirements include the obligation of timber companies to obtain regulatory approval of detailed THPs containing information with respect to areas proposed to be harvested. See "--Harvesting Practices" above. California law also requires large timberland owners, including the Company, to demonstrate that their proposed timber operations constitute the maximum sustainable production of their timberlands over time. See "--Timber and Timberlands" above.
The federal Endangered Species Act (the "ESA") and California Endangered Species
Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife and plants. These laws generally prohibit the take of certain species, except for incidental take pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permits. A habitat conservation plan, among other things, specifies measures to minimize and mitigate the potential impact of the incidental take of species and to monitor the effects of the activities covered by the plan. The Company is also subject to the California Environmental
Quality Act (the "CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Porter-Cologne Water Quality
Control Act and federal Clean Water Act (the "CWA"), which require that the
Company conduct its operations so as to reasonably protect the water quality of nearby rivers and streams. Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the scope and timing of timber operations on the Company Timberlands (such as recent actions of the regional water board and its staff--see "--Water Quality" below), increased operational costs and engendered litigation and other challenges to its operations.

      The Environmental Plans
      The Environmental Plans, consisting of the HCP and the SYP, were approved by the federal and state governments upon the consummation of the Headwaters
Agreement. In connection with approval of the Environmental Plans, incidental take permits (the "PERMITS") were issued with respect to certain threatened, endangered and other species found on the timberlands covered by the
Environmental Plans. The Permits were to cover the 50-year term of the HCP and allow incidental take of 17 different species covered by the HCP, including nine species which are found on the Company Timberlands that have been listed under the ESA and/or the CESA (see Item 3. "Legal Proceedings--Timber Harvesting
Litigation" for the status of two lawsuits pursuant to which a California state trial court has invalidated the SYP and the California Permits). The agreements which implement the Environmental Plans also provide for various remedies
(including the issuance of written stop orders and liquidated damages) in the event of a breach by the Palco Companies of these agreements or the
Environmental Plans.

      Under the HCP, harvesting activities are prohibited or restricted on certain areas of the Company Timberlands. Some of these restrictions continue for the entire 50-year term of the HCP. For example, several areas (consisting of substantial quantities of timber, including old growth redwood and
Douglas-fir timber) are designated as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Harvesting in certain other areas of the Company Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide. Further, additional areas alongside streams have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat. Restrictions on harvest in streamside buffers and potential landslide prone acres may be adjusted up or down, subject to certain minimum and maximum buffers, based upon the ongoing watershed analysis process described below. The adaptive management process described below may also be used to modify most of these restrictions.

      The first analysis of a watershed, Freshwater, was released in June 2001.
This analysis was used by the Palco Companies and the government agencies to develop proposed harvesting prescriptions. Prescriptions for the Van Duzen watershed were approved in January 2004. Prescriptions for a third watershed
(Lower Eel - Eel Delta) were approved in March 2004. The Freshwater, Van Duzen and Lower Eel prescriptions each resulted in a reduction in the size of the streamside buffers set forth in the Environmental Plans and also provide for geologic reviews in order to conduct any harvesting activities on potential landslide-prone areas. This effectively reduced both the size and operational restrictions in respect of landslide-prone areas. At least one additional watershed analysis study is expected to be completed in 2004. The HCP required the Palco Companies, together with the government agencies, to establish a schedule resulting in completion of the initial watershed analysis process for all covered lands within five years. However, due largely to the number of agencies involved and the depth and complexity of the analyses, the process has thus far proven to require more time than originally anticipated. Accordingly, the Palco Companies have been working with the government agencies to establish an appropriate timeline and to streamline the process for implementation of watershed analysis on the remaining portions of Company Timberlands to ensure that such studies are time and cost efficient, and that such studies continue to provide scientific results necessary to evaluate potential changes to the harvesting restrictions on those lands. The Company expects to shortly receive an extension of the five-year deadline.

      The HCP imposes certain restrictions on the use of roads on the timberlands covered by the HCP during several months of the year and during periods of wet weather. However, some harvesting has been conducted during these periods, and the Company expects that in the future some harvesting will still be able to be conducted during these periods. An adaptive management change approved in 2003 for the road restrictions has improved the ability to construct and use roads on the Company Timberlands in ways that are consistent with the operational needs of the Palco Companies. The HCP also requires that 75 miles of roads be stormproofed (i.e., reconstructed to reduce sediment generation) on an annual basis and that certain other roads must be improved or repaired. The nature of this work requires that it be performed in the dry periods of the year. To date, over 415 miles of roads have been stormproofed.

      The HCP contains an adaptive management provision, which both the state and federal governments have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound. This provision allows the Palco Companies to propose changes to many of the HCP prescriptions based on, among other things, economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost and economic feasibility and viability. The Palco Companies and the agencies have implemented various adaptive management changes related to wildlife and rare plants, and other changes relating to roads and streamside buffers. These adaptive management changes have increased the ability to conduct harvesting operations on the Company Timberlands and/or reduce operating costs while still meeting the obligations of the Environmental Plans.

      Water Quality
      Under the CWA, the Environmental Protection Agency (the "EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast
Regional Water Quality Control Board ("NORTH COAST WATER BOARD") are in the
process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine water courses that flow within the Company
Timberlands. The Company expects this process to continue into 2010. In December
1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the
Company Timberlands, with a targeted completion of spring 2005 for these two water courses. The Company's scientists are actively working with North Coast
Water Board staff to ensure these TMDLs recognize and incorporate the environmental protection measures of the HCP. The final TMDL requirements applicable to the Company Timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      The North Coast Water Board has issued orders for the Company's Elk River and Freshwater watersheds requiring the Palco Companies to submit "Reports of
Waste Discharge" in order to conduct winter harvesting activities in these two watersheds. After consideration of these reports, the North Coast Water Board imposed requirements on the Palco Companies to implement additional mitigation and erosion control practices in these watersheds for the 2002-2003 and
2003-2004 winter operating periods. The North Coast Water Board is requiring that new watershed waste discharge requirements be developed for the Elk River and Freshwater watersheds. The North Coast Water Board has also specified that until these new requirements are developed, the Company must apply additional mitigation and erosion control practices in these two watersheds and three additional watersheds (Bear, Jordan and Stitz Creek). The Palco Companies and
the North Coast Water Board are currently in discussions to determine what these measures will be. The requirements imposed to date by the North Coast Water
Board have modestly increased operating costs; additional requirements imposed in the future could further increase costs and cause delays in THP approvals or lower harvest levels. In addition, the North Coast Water Board has issued a clean up and abatement order (the "ELK RIVER ORDER") for the Elk River watershed, which is aimed at addressing existing sediment production sites through clean up actions. The North Coast Water Board has also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and is contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk River Order, as well as additional orders in respect of the other watersheds (should they be issued), could result in significant costs to the Company beginning in 2004 and extending over a number of years. The Palco
Companies' appeal of the Elk River Order to the State Water Resources Control
Board (the "STATE WATER BOARD") was denied. Palco is in the process of appealing the decision of the State Water Board in state court. Harvesting activities on the Company Timberlands cannot readily be moved between watersheds due to, among other things, historic harvest patterns, adjacency restrictions, and the age classes of trees.

      In October 2003, California enacted Senate Bill 810, which provides regional water quality control boards with additional authority related to the approval of THPs. Under this law, which became effective on January 1, 2004, a
THP "may not be approved if the appropriate regional water quality control board finds, based on substantial evidence, that the timber operations proposed in the plan will result in a discharge into a watercourse that has been classified as impaired due to sediment...that causes or contributes, to a violation of the regional water quality control plan." The Company is uncertain of the operational and financial effects which will ultimately result from Senate Bill
810; however, because substantially all rivers and waterbodies on the Company
Timberlands are classified as impaired, implementation of this law could result in delays in obtaining approval of THPs, lower harvest levels and increased costs and additional protection measures beyond those contained in the HCP. See also Item 3. "Legal Proceedings--Timber Harvesting Litigation" for a description of the THP No. 520 lawsuit.

      Impact of Future Legislation
      Laws, regulations and related judicial decisions and administrative interpretations dealing with the Company's business are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, threatened and endangered species, environmental protection, air and water quality and the restriction, regulation and administration of timber harvesting practices. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the
California timber industry remains subject to potential California or local ballot initiatives and evolving federal and judicial decisions which could affect timber harvesting practices. It is not possible to assess the effect of such future legislative, judicial and administrative developments on the Company or its business.

      Timber Operators License
      In order to conduct logging operations, road building, stormproofing and certain other activities, a company must obtain a Timber Operator's License from the CDF. In December 2003, Palco was granted a Timber Operator's License for
2004-2005.

ITEM 2.         PROPERTIES

      A description of the Company's properties is included under Item 1. above.

ITEM 3.         LEGAL PROCEEDINGS

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and
"Business--General" above for cautionary information with respect to such forward-looking statements.

TIMBER HARVESTING LITIGATION

      A California state court has invalidated the SYP in connection with two lawsuits filed against the Palco Companies and described below, which decision has been appealed. Other pending lawsuits could affect the Company's ability to implement the HCP, implement certain of the Company's approved THPs, or carry out certain other operations, as discussed below. One such lawsuit was resolved during 2003 (see below). Certain of the remaining pending cases are described below. The Services Agreement requires Palco to prepare and file on behalf of the Company all pleadings and motions, and otherwise diligently pursue, appeals of any denial, and defense of any challenge to approval, of any THP or the
Environmental Plans or similar plan or permit and related matters.

      In March 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the
"EPIC-SYP/PERMITS LAWSUIT") was filed in Superior Court in Humboldt County,
California (No. CV-990445). This action alleged, among other things, various violations of the CESA and the CEQA, and challenged, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California's approval of the SYP and the California Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, a similar action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v.
California Department of Forestry and Fire Protection, The Pacific Lumber
Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the "USWA
LAWSUIT") was filed in Superior Court in Humboldt County, California (No.
CV-990452) challenging the validity and legality of the SYP. The
EPIC-SYP/Permits and USWA lawsuits were consolidated for trial. On October 31,
2003, the Court entered a judgment invalidating the SYP and the California
Permits due to several deficiencies in agency procedures and the failure of
Palco to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling was to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and a minor reduction in 2003 harvesting that had been expected from these specific THPs. As a result of this case, the Company has since October 2002 been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits, and expects to follow this procedure for the foreseeable future. On November 19, 2003, Palco appealed the October 31, 2003, decision. On January 29, 2004, the plaintiffs in these lawsuits filed claims against the defendants totaling $5.8 million for reimbursement of attorneys fees and other expenses incurred in connection with these matters.

      In July 2001, an action entitled Environmental Protection Information
Center v. The Pacific Lumber Company, Scotia Pacific Company LLC (No. C01-2821)
was filed in the U.S. District Court for the Northern District of California
(the "BEAR CREEK LAWSUIT") and later amended to add the EPA as a defendant. The lawsuit alleges that harvesting and other forestry activities under certain of the Company's approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to
$27,500 per day for the defendant's alleged continued violation of the CWA. On
October 14, 2003, in connection with certain motions that had been filed, the
Court upheld the validity of an EPA regulation which exempts harvesting and other forestry activities from certain discharge requirements. Both state and federal agencies, along with the Company and other timber companies, have relied upon this regulation for more than 25 years. However, the Court interpreted the regulation in such a way as to narrow the forestry operations which are exempted, thereby limiting the regulation's applicability and subjecting culverts and ditches to permit requirements. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's decision and its application to actual operations. Should the decision ultimately become final and held to apply to timber operations on the Company Timberlands, it may have some or all of the following effects: impose additional permitting requirements, delay approvals of
THPs, increase harvesting costs, and add water protection measures beyond those contained in the HCP. Nonetheless, it is not likely that civil penalties will be awarded for operations that occurred prior to the Court's decision due to the historical reliance by timber companies on the regulation and the Company's belief that the requirements under the HCP are adequate to ensure that sediment and pollutants from harvesting activities will not reach levels harmful to the environment. While the impact of a conclusion to this case that upholds the
October 14, 2003, ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company's financial condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the Court's interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case. Palco has filed a motion requesting that the Court permit an intermediate appeal of its October 14 ruling.

      On November 20, 2002, an action entitled Humboldt Watershed Council, et al
v. North Coast Regional Water Quality Control Board, et al. (No. CPF02-502062)
(the "HWC 2002 LAWSUIT"), naming Palco as real party in interest, was filed in the Superior Court for the County of San Francisco. The suit sought to enjoin the Company's timber operations in the Elk River and Freshwater watersheds on the Company Timberlands until and unless the regional and state water boards imposed on those operations waste discharge requirements that met standards demanded by the plaintiff. In August 2003, this case was dismissed by the Court at the request of the plaintiff.

      On November 20, 2002, two similar actions entitled Alan Cook, et al. v.
Gary Clark, et al. (the "COOK ACTION") and Steve Cave, et al. v. Gary Clark, et
al. (the "CAVE ACTION") were filed in the Humboldt County Superior Court (No.'s
DR020718 and DR 020719, respectively), which also name the Company and certain affiliates as defendants. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions.
The Cook action alleges, among other things, that defendants' logging practices have contributed to an increase in flooding along Freshwater Creek (which runs through the Company Timberlands), resulting in personal injury and damage to the plaintiffs' properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed (a portion of which is contained on the Company Timberlands). The Company does not believe the resolution of these actions should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On February 25, 2003, the District Attorney of Humboldt County filed a civil suit entitled The People of the State of California v. The Pacific Lumber
Company, Scotia Pacific Holding Company and Salmon Creek Corporation in the
Superior Court of Humboldt County (No. DR030070) (the "HUMBOLDT DA ACTION"). The
suit was filed under California's unfair competition law and alleges that the
Palco Companies used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the Palco
Companies being able to harvest significantly more trees under the Environmental
Plans than would have otherwise been the case. The suit seeks a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. A hearing on Palco's motions for sanctions and dismissal of the case was held on July 28, 2003, and the Company is awaiting the
Court's decision. The Company believes that this suit is without merit; however, there can be no assurance that the Palco Companies will prevail or that an adverse outcome would not be material to the Company's consolidated financial position, results of operations and/or liquidity.

      On December 17, 2003, an action entitled Humboldt Watershed Council, et
al. v. North Coast Regional Water Quality Board, et al. (the "HWC 2003 ACTION"),
naming Palco as real party in interest, was filed in the Humboldt County
Superior Court (No. CV030961). The plaintiffs allege that the North Coast Water
Board should have required waste discharge reports in respect of all timber harvesting activities in the Freshwater and Elk River watersheds, and are seeking to have this requirement imposed on the Company. The Company does not believe that the resolution of this action should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On November 16, 2001, Palco filed a case entitled The Pacific Lumber
Company, et al. v. California State Water Resources Control Board (No. DR010860)
in the Humboldt County Superior Court ("THP NO. 520 LAWSUIT") alleging that the
State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF's decision,
Palco appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision, and in January 2003, the Superior
Court granted Palco's request for an order invalidating the imposition of these additional measures. The State Water Board appealed this decision and on March
18, 2004 the appellate court reversed the decision of the Superior Court. The appellate court's decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon timber harvesting on the Company Timberlands beyond those provided for by the
Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate
Bill 810. Palco intends to seek review of the appellate court's decision by the
California Supreme Court.

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

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

      Palco holds a 100% member interest in the Company. Accordingly, there is no established public trading market for the Company's equity securities. The
Company did not make any cash distributions in respect of such interest during
2003.

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

      Regulatory and environmental matters play a significant role in the
Company's operations. See Item 1. "Business - Regulatory and Environmental
Factors" and Note 7 for a discussion of these matters. Regulatory compliance and related litigation have caused and may continue to cause delays in approval of
THPs and delays in harvesting on THPs once they are approved, which could result in a decline in harvest.

      As discussed in Item 1. "Business--Regulatory and Environmental
Factors--Water Quality," the North Coast Water Board is requiring Palco and the
Company to apply various waste discharge reporting, mitigation and erosion control requirements in respect of timber harvesting activities in several of its watersheds, and may impose additional measures in the future. The requirements imposed to date have modestly increased operating costs; additional requirements imposed in the future could further increase costs and cause delays in THP approvals or lower harvest levels.

      Also discussed in Note 7 is the enactment of California Senate Bill 810, which provides regional water quality control boards with additional authority related to the approval of THPs. Implementation of this law could result in delays in obtaining approvals of THPs, increased costs and additional water protection measures beyond those contained in the HCP.

      Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low log prices will not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Item 1.
"Business--Regulatory and Environmental Factors," Item 3. "Legal Proceedings"
and Note 7 for further information regarding regulatory and legislative matters and legal proceedings relating to the Company's operations.

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

      Master Purchase Agreement Provisions. The Master Purchase Agreement
contemplates that all sales of logs by the Company to Palco will be at fair market value (based on stumpage prices) for each species and category of timber.
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

      In January 2003, in accordance with the Master Purchase Agreement, the
Company engaged an independent forestry consultant with respect to establishing the purchase prices of logs to be sold to Palco in the first half of 2003. The consultant determined that with respect to certain categories of logs, the fair market value was higher than the comparable SBE Price. The prices for redwood logs were on average approximately 20% higher for the first half of 2003 than those for the second half of 2002. There was relatively no price change for
Douglas-fir logs.

      In June 2003, the State Board of Equalization adopted the new Harvest
Value Schedule for the second half of 2003. The SBE prices published in that schedule reflected a 22% increase for small redwood logs and an 11% increase for small Douglas-fir logs from the SBE prices published for the first half of 2003.
In addition, the SBE prices published for the second half of 2003 reflected a 7%
increase from the fair market value for small redwood logs during the first half of 2003 (i.e., the price established using the independent forestry consultant).

      In January 2004, the State Board of Equalization adopted the new Harvest
Value Schedule for the first half of 2004. The prices published in that schedule reflected a 12.7% increase in the SBE Price for small redwood logs and a 3.4%
decrease for small Douglas-fir logs from the prices published for the second half of 2003.

      Seasonality. Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal because of the harvesting, road use, wet weather and other restrictions imposed by the HCP and regulation. As a result, a substantial majority of the future harvesting on the Company's timberlands can be expected to be concentrated during the period from June through October of each year.

      Log Sales to Pacific Lumber
      The following table presents price, volume and revenue amounts for the
Company for the periods indicated (revenues in millions).

                                                  YEARS ENDED DECEMBER 31,
              ----------------------------------------------------------------------------------------------------
                             2003                              2002                             2001
              ---------------------------------  -------------------------------- --------------------------------
                           AVERAGE                           AVERAGE                           AVERAGE
                            PRICE                             PRICE                             PRICE
                 MBFEs     $/MBFE     REVENUES    MBFEs      $/MBFE     REVENUES    MBFEs      $/MBFE    REVENUES
              ----------  ---------  ----------  ---------  ---------  ---------- ----------  ---------  ---------

Redwood......    96,900   $    667   $    64.7     98,700   $    555   $    54.8     94,700   $    926   $   87.7
Douglas-fir..    18,100        446         8.1     23,300        394         9.2     20,900        511       10.7
Other........     2,200        227         0.5      2,800        206         0.6      1,700        354        0.6
              ----------             ----------  ---------             ---------- ----------             ---------
                117,200        625   $    73.3    124,800        518   $    64.6    117,300        844   $   99.0
              ==========             ==========  =========             ========== ==========             =========

      The increase in net sales for 2003 versus 2002 was due to an increase in
SBE Prices, offset somewhat by a decrease in harvest volumes. Overall, the
Company's total average realized price increased 21% during 2003. The decrease in harvest volumes was due largely to a decrease in the Company's available-to-log THPs during 2003 as a result of an increase in THPs subject to seasonal harvesting restrictions.

      The decrease in net sales for 2002 versus 2001 was due to a substantial decrease in SBE Prices for redwood logs. SBE Prices published for small redwood logs from January 1, 2001 through December 31, 2002, reflect declines from 40%
to 58%. Douglas-fir prices reflected decreases from 13% to 28% for the same period. Accordingly, the Company experienced a 39% decrease in its overall average realized price during 2002. The increase in harvest volume was predominantly attributable to the increase in available-to-log THPs.

      Operating Income and Net Income (Loss)
      Operating income was $47.0 million and $30.2 million for the years ended
December 31, 2003 and 2002, respectively. The increase in operating income is principally due to the increase in log sales revenue discussed above, in addition to gains resulting from the sale of timberlands. The increases were partially offset by increases in expenses relating to winter road maintenance, insurance, employee benefits, and security costs.

      Net losses were $5.3 million in 2003 compared to $23.1 million in 2002, again principally due to the increase in net sales from logs discussed above, gains resulting from the sale of timberlands and repurchases of debt, and to a lesser extent a decrease in interest expense. The favorable impact of these items was offset somewhat by a decrease in interest income realized from cash, cash equivalents, and other investments (see also Note 3).

      Operating income was $30.2 million and $65.7 million for the years ended
December 31, 2002 and 2001, respectively. The decrease in operating income is principally due to the decrease in log sales discussed above. General and administrative costs remained relatively stable from 2001 to 2002. The Company experienced a $1.0 million decrease in yield taxes caused by the lower SBE
Prices as discussed above, as well as a reduction in the cost of preparing THPs
(predominantly in the areas of geology and botany) by utilizing internal staffing and hiring fewer outside contractors. However, these gains were offset by increases in insurance costs and increased administrative staffing. Depletion increased as a result of increased harvest levels.

      Net income (loss) was $(23.1) million in 2002 as compared to $15.1 million in 2001, again principally due to the decrease in net sales from logs discussed above. In addition, interest and other income decreased $3.7 million for 2002, principally due to lower investment earnings and lower amounts of funds available for investment.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and Item 1.
"Business--General" for cautionary information with respect to such forward-looking statements.

      Due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including low log prices, governmental regulation and litigation affecting timber harvesting practices on the Company timberlands (see "--Results of Operations--Background"
above and Note 7), and general economic conditions. The Company's cash flows from operations are significantly impacted by harvest volumes and log prices.
The Master Purchase Agreement between the Company and Palco contemplates that all sales of logs by the Company to Palco will be at fair market value (based on stumpage prices) for each species and category of timber. See "--Results of
Operations--Master Purchase Agreement" above for further information concerning this agreement.

      The Company has an agreement with a group of banks which allows it to borrow up to one year's interest on the Timber Notes (the "LINE OF CREDIT"). On
June 20, 2003, the Line of Credit was extended to July 7, 2006. At or near the completion of such extension, the Company will request that the Line of Credit be extended for an additional period of not less than 364 days. If not extended, the Company may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal
Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. At December 31, 2003, the Company could have borrowed a maximum of $58.5 million under the Line of Credit, and had no borrowings outstanding under the Line of Credit.

      On the note payment date in January 2003, the Company had $5.6 million set aside in the note payment account to pay the $27.9 million of interest due (net of $1.9 million of additional interest due in respect of Timber Notes held by the Company). The funds available under the Line of Credit were used to pay the remaining amount of interest due. The Company repaid $12.1 million of principal on the Timber Notes (an amount equal to Scheduled Amortization, as set forth in the Indenture ("SCHEDULED AMORTIZATION;" see Note 5)) using funds held in the
Scheduled Amortization Reserve Account, a reserve account used to support principal payments on the Timber Notes (the "SAR ACCOUNT").

      On the note payment date in July 2003, the Company used the funds available under the Line of Credit to pay the entire $27.4 million of interest due (net of $2.0 million of additional interest due in respect of Timber Notes held by the Company). The Company repaid $4.4 million of principal on the Timber
Notes (an amount equal to Scheduled Amortization) using funds held in the SAR
Account.

      On the note payment date in January 2004, the Company had $4.1 million set aside in the note payment account to pay the $27.2 million of interest due (net of $2.0 million of additional interest due in respect of Timber Notes held by the Company). The funds available under the Line of Credit were used to pay the remaining amount of interest due. The Company repaid $12.7 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      With respect to the note payment date in July 2004, the Company expects to use the funds available under the Line of Credit to pay the entire $26.7 million of interest which will be due (net of $2.1 million of additional interest which would be due in respect of Timber Notes held by the Company). The Company expects to repay $4.6 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      In 2003, $5.4 million of funds from the SAR Account were used to repurchase $6.4 million principal amount of Timber Notes, as permitted under the
Indenture, resulting in gains of $0.7 million (net of unamortized deferred financing costs) on extinguishment of debt. In March 2004, $3.6 million of funds from the SAR Account were used to repurchase $3.8 million principal amount of
Timber Notes, resulting in a small gain (net of unamortized deferred financing costs) on extinguishment of debt.

      The Indenture contains various covenants which, among other things, limit the ability of the Company to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. Under the terms of the Indenture, the Company will generally have cash available for distribution to Palco only when the Company's cash flows from operations exceed the amounts required by the Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, repayment of the Line of Credit, capital expenditures, certain other operating expenses and replenishment of the SAR Account.

      On August 12, 2003, Standard & Poor's Ratings Services announced that it was lowering its ratings on all classes of the Timber Notes. The rating on the
Class A-1 Timber Notes was lowered from A to BBB+; the rating on the Class A-2
Timber Notes was lowered from A to BBB; and the rating on the Class A-3 Timber
Notes was lowered from BBB to BB. Standard & Poor's also indicated that the ratings remain on CreditWatch with negative implications and that the lowered ratings reflect the negative impact that depressed timber prices, lower harvest levels, and higher operating costs have had on the Company's cash flow available for debt service.

      As discussed in Note 2, the Company received $8.2 million in November 2003 from the sale of timberlands in the Grizzly Creek grove. The proceeds were used to pay down a portion of the Line of Credit.

      With respect to short-term liquidity, the Company believes that cash flows from operations and funds available under the Line of Credit (in respect of interest payments) and the SAR Account (in respect of principal payments), should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations through 2004; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although the Company believes that cash flows from operations and funds available under the Line of Credit and the SAR Account should be adequate to meet its working capital, capital expenditure and debt service obligations, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, liquidity, capital resources and results of operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in Item 1. "Business--Regulatory and Environmental Factors," "--Background"
above and Note 7. See also Note 5 for further information regarding the Timber
Notes.

      Palco's cash flows from operations may be adversely affected by diminished availability of logs from the Company, lower lumber prices, adverse weather conditions, or pending legal, regulatory and environmental matters. Palco will require funds available under its credit agreement in order to meet its working capital and capital expenditure requirements for the next year.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off-balance sheet financing or unconsolidated special purpose entities. The Company does not utilize interest rate swaps, hedging arrangements or any other type of derivative instruments.

CONTRACTUAL OBLIGATIONS

      The following table presents information with respect to the Company's contractual obligations as of December 31, 2003 (in millions).

                                                                         PAYMENTS DUE BY PERIOD
                                                      ------------------------------------------------------------
                                                                    LESS THAN 1     1-3        3-5       More than
              CONTRACTUAL OBLIGATIONS                     TOTAL       YEAR        years       years      5 years
----------------------------------------------------  -----------  ----------  ----------- ----------  -----------

   Long-term debt obligations(1)....................  $    731.5   $    17.6   $     43.1  $    52.8   $    618.0
                                                      -----------  ----------  ----------- ----------  -----------
        Total.......................................  $    731.5   $    17.6   $     43.1  $    52.8   $    618.0
                                                      ===========  ==========  =========== ==========  ===========

--------------------
(1)   The table above reflects principal payments on the Timber Notes in accordance with Scheduled Amortization. If all payments of principal and interest are made in accordance with Scheduled Amortization, the scheduled maturity dates for the Class A-1, Class A-2, and Class A-3 Timber Notes
      are January 20, 2007, January 20, 2014, and January 20, 2014,
      respectively. If the Timber Notes were amortized in accordance with the minimum principal which the Company must pay on any note payment date (as set forth in the Indenture ("MINIMUM PRINCIPAL AMORTIZATION")), the final installments of principal would be paid on January 20, 2010, July 20,
      2017, and July 20, 2028 for the Class A-1, Class A-2 and Class A-3 Timber
      Notes, respectively. See Note 5 for further discussion of the Timber
      Notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company re-evaluates its estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

      The following accounting policies and estimates are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the
Company's reported financial information.

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

      The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative and regulatory developments, and other factors. Risks and uncertainties are inherent with respect to the ultimate outcome of litigation.
Palco provides services to the Company with respect to the defense of certain legal actions. The Services Agreement requires Palco to prepare and file on behalf of the Company all pleadings and motions, and otherwise diligently pursue, appeals of any denial, and defense of any challenge to approval, of any
THP or the Environmental Plans or similar plan or permit and related matters.
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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates under the Line of
Credit, which was established in conjunction with the offering of the Timber
Notes. This facility bears interest at either the prime interest rate or LIBOR plus a specified percentage point spread. As of December 31, 2003, there were no borrowings outstanding under the Line of Credit. Based on the amount of borrowings outstanding under the Line of Credit during 2003, the impact of a 1%
change in interest rates effective from the beginning of the year would not have been material to the Company's interest expense for 2003.

      All of the Company's other debt is fixed-rate, and therefore, does not expose the Company to the risk of higher interest payments due to changes in market interest rates. The Company does not utilize interest rate swaps or similar hedging arrangements.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Managers and Member of
Scotia Pacific Company LLC:

      We have audited the accompanying balance sheet of Scotia Pacific Company
LLC (a Delaware limited liability company and a wholly owned subsidiary of The
Pacific Lumber Company) (the "Company") as of December 31, 2003 and 2002, and
the related statements of income (loss) and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements based on our audits. The financial statements of the
Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 6, 2002.

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

      In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Scotia Pacific
Company LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon
March 26, 2004

      THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN
LLP IN CONNECTION WITH SCOTIA PACIFIC COMPANY LLC'S FILING ON FORM 10-K FOR THE
YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR
ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. THE BALANCE SHEET AS
OF DECEMBER 31, 2001 AND 2000, AND THE STATEMENTS OF INCOME AND CASH FLOWS FOR
THE YEARS ENDED DECEMBER 31, 2000 AND 1999, REFERRED TO IN THE AUDIT REPORT HAVE
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

                                                          ARTHUR ANDERSEN LLP

San Francisco, California
March 6, 2002

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                                 DECEMBER 31,
                                                                                          -------------------------
                                                                                              2003         2002
                                                                                          -----------  ------------
ASSETS
Current assets:
   Cash, cash equivalents, and restricted cash..........................................  $      5.2   $      10.1
   Marketable securities, restricted....................................................        22.2          19.3
   Receivables from Pacific Lumber......................................................         4.9           2.6
   Prepaid timber harvesting costs......................................................         5.6           7.3
   Other current assets.................................................................         1.2           0.9
                                                                                          -----------  ------------
      Total current assets..............................................................        39.1          40.2
Timber and timberlands, net of accumulated depletion of $282.2 and
   $272.5, respectively.................................................................       230.0         239.4
Property and equipment, net of accumulated depreciation of $17.1 and
    $15.0, respectively.................................................................        25.7          23.7
Deferred financing costs, net...........................................................        13.5          15.1
Restricted cash, marketable securities and other investments............................        35.4          52.9
Other assets............................................................................         4.7           5.6
                                                                                          -----------  ------------
                                                                                          $    348.4   $     376.9
                                                                                          ===========  ============

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Pacific Lumber................................................................  $      0.9   $       0.8
   Accrued interest.....................................................................        24.5          24.9
   Other accrued liabilities............................................................         2.4           2.1
   Current maturities of long-term debt, excluding $4.6 and $2.6, respectively, of
      repurchased Timber Notes held in the SAR Account..................................        17.6          16.8
                                                                                          -----------  ------------
      Total current liabilities.........................................................        45.4          44.6
Long-term debt, less current maturities and excluding $54.3 and $52.8, respectively,
   of repurchased Timber Notes held in the SAR Account..................................       713.9         737.7
Other noncurrent liabilities............................................................         0.3           0.1
                                                                                          -----------  ------------
      Total liabilities.................................................................       759.6         782.4
                                                                                          -----------  ------------

Contingencies (See Note 7)

Member deficit..........................................................................      (411.2)       (405.5)
                                                                                          -----------  ------------
                                                                                          $    348.4   $     376.9
                                                                                          ===========  ============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                           STATEMENT OF INCOME (LOSS)
                            (IN MILLIONS OF DOLLARS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                                2003          2002         2001
                                                                            ------------  -----------  ------------

Log sales to Pacific Lumber................................................ $      73.3   $     64.6   $      99.0
                                                                            ------------  -----------  ------------

Operating expenses:
   General and administrative..............................................        21.5         20.6          22.0
   Depletion, depreciation and amortization................................        13.1         13.8          12.5
   Gains on sales of timberlands and other assets..........................        (8.3)           -          (1.2)
                                                                            ------------  -----------  ------------
                                                                                   26.3         34.4          33.3
                                                                            ------------  -----------  ------------

Operating income...........................................................        47.0         30.2          65.7
                                                                            ------------  -----------  ------------

Other income (expense):
   Gains on repurchases of debt............................................         0.7            -             -
   Interest and other income...............................................         3.9          4.6           8.3
   Interest expense........................................................       (56.9)       (57.9)        (58.9)
                                                                            ------------  -----------  ------------
                                                                                  (52.3)       (53.3)        (50.6)
                                                                            ------------  -----------  ------------
Net income (loss).......................................................... $      (5.3)  $    (23.1)  $      15.1
                                                                            ============  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                                2003          2002         2001
                                                                            ------------  -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................................... $      (5.3)  $    (23.1)  $      15.1
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities:
      Gains on sales of timberlands and other assets.......................        (8.3)           -          (1.2)
      Gains on repurchases of debt.........................................        (0.7)           -             -
      Depletion, depreciation and amortization.............................        13.1         13.8          12.5
      Amortization of deferred financing costs.............................         1.4          1.4           1.4
      Increase (decrease) in cash resulting from changes in:
        Receivables from Palco.............................................        (2.3)         1.2           7.4
        Prepaid timber harvesting costs....................................         1.7          0.6          (2.2)
        Due to Palco.......................................................         0.1         (0.2)          0.3
        Accrued interest...................................................        (0.4)        (0.4)         (0.9)
        Other accrued liabilities..........................................         0.3         (0.8)         (0.4)
        Other..............................................................        (0.4)        (0.3)            -
                                                                            ------------  -----------  ------------
        Net cash provided by (used for) operating activities...............        (0.8)        (7.8)         32.0
                                                                            ------------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of assets...........................................        11.4            -           1.3
   Capital expenditures....................................................        (7.7)        (7.2)         (6.2)
                                                                            ------------  -----------  ------------
        Net cash provided by (used for) investing activities...............         3.7         (7.2)         (4.9)
                                                                            ------------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt........       (16.6)       (15.0)        (14.2)
   Other net changes in restricted cash....................................         8.8         31.7           6.7
   Member distributions....................................................           -        (29.4)        (79.9)
                                                                            ------------  -----------  ------------
        Net cash used for financing activities.............................        (7.8)       (12.7)        (87.4)
                                                                            ------------  -----------  ------------

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH................        (4.9)       (27.7)        (60.3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD..........        10.1         37.8          98.1
                                                                            ------------  -----------  ------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD................ $       5.2   $     10.1   $      37.8
                                                                            ============  ===========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Transfer of marketable debt securities from held-to-maturity to
      available-for-sale................................................... $      11.9   $        -   $         -
   Repurchases of debt using restricted cash...............................         5.4            -             -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid........................................................... $      56.0   $     57.0   $      58.4

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

      Scotia Pacific Company LLC (the "COMPANY") is a Delaware limited liability company wholly owned by The Pacific Lumber Company ("PALCO"), which is a wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is an indirect wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company is a special purpose limited liability company organized in May 1998 to facilitate the offering of the 6.55%
Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due
2028 of the Company (the "TIMBER NOTES"). Concurrent with the closing in July
1998 (the "CLOSING") of the Timber Notes offering, Scotia Pacific Holding
Company ("SCOTIA PACIFIC") was merged into the Company and Palco and Salmon
Creek LLC, a wholly owned subsidiary of Palco ("SALMON CREEK"), transferred to the Company approximately 13,500 acres of timberlands and the timber and related timber harvesting rights (but not the underlying land) with respect to an additional approximately 19,700 acres of timberlands. The Company in turn transferred to Palco the timber and related timber harvesting rights (but not the underlying land) with respect to approximately 1,400 acres of timberlands.
The merger and the transfers have been accounted for as a reorganization of entities under common control which requires the Company to record the assets, liabilities and results of operations of Scotia Pacific after giving effect to the transfers as well as the assets, liabilities and results of operations acquired from Palco and Salmon Creek at their respective historical cost.
Accordingly, the Company is the successor entity to all of Scotia Pacific's historical operations (exclusive of the assets transferred to Palco) and to the historical operations attributable to the timberlands and timber and related timber harvesting rights acquired from Palco and Salmon Creek.

      Consistent with the Company's purpose and pursuant to the terms of the indenture governing the Timber Notes (the "INDENTURE"), the Company is obligated to set aside each month a portion of the funds it receives from the sale of logs to Palco sufficient to make the specified payments of principal and interest on the Timber Notes computed in accordance with the Indenture and to retain a sufficient amount to pay operating expenses and capital improvements.

   USE OF ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the financial statements with the Securities and
Exchange Commission. Adjustments made to estimates often relate to improved information not previously available. Uncertainties regarding such estimates and related assumptions are inherent in the preparation of the Company's financial statements; accordingly, actual results could differ from these estimates. Risks and uncertainties are inherent with respect to the ultimate outcome of the litigation discussed in Note 7. The results of a resolution of such uncertainties could have a material effect on the Company's financial position, results of operations and liquidity.

   LIQUIDITY AND CASH RESOURCES

      The Company's cash flows from operations are significantly impacted by harvest volumes and log prices. The master purchase agreement which governs the sale to Palco of logs harvested from Company timberlands (the "MASTER PURCHASE
AGREEMENT") contemplates that all sales of logs by the Company to Palco will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase Agreement provides that if the purchase price equals or exceeds the applicable stumpage price for each species of timber and category thereof (the "SBE PRICE") as set forth in the most recent schedule published periodically by the California State Board of Equalization (the "HARVEST VALUE
SCHEDULE") and a structuring price set forth in a schedule to the Indenture, the purchase price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE Price, but is less than the structuring price, then the Company is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value.

      SBE Prices declined significantly in 2002 versus 2001. There was some improvement in 2003. In January 2004, the State Board of Equalization adopted the new Harvest Value Schedule for the first half of 2004. The prices published in that schedule reflected a 12.7% increase in the SBE Price for small redwood logs and a 3.4% decrease for small Douglas-fir logs from the prices published for the second half of 2003.

      On the note payment date in January 2004, the Company had $4.1 million set aside in the note payment account to pay the $27.2 million of interest due (net of $2.0 million of additional interest due in respect of Timber Notes held by the Company). The funds available under the Company's line of credit with a group of banks pursuant to which the Company may borrow to pay interest on the
Timber Notes (the "LINE OF CREDIT") were used to pay the remaining amount of interest due. The Company repaid $12.7 million of principal on the Timber Notes
(an amount equal to Scheduled Amortization - see Note 5) using funds held in the Scheduled Amortization Reserve Account, which is a reserve account used to support principal payments on the Timber Notes (the "SAR ACCOUNT").

      With respect to the note payment date in July 2004, the Company expects to use the funds available under the Line of Credit to pay the entire $26.7 million of interest which will be due (net of $2.1 million of additional interest which will be due in respect of Timber Notes held by the Company). The Company expects to repay $4.6 million of principal on the Timber Notes (an amount equal to
Scheduled Amortization) using funds held in the SAR Account.

      As discussed further in Note 7, regulatory compliance and litigation have caused and may continue to cause delays in harvesting, which could result in a decline in harvest.

      With respect to short-term liquidity, the Company believes that cash flows from operations and funds available under the Line of Credit (in respect of interest payments) and the SAR Account (in respect of principal payments), should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations through 2004; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although the Company believes that cash flows from operations and funds available under the Line of Credit and the SAR Account should be adequate to meet its working capital, capital expenditure and debt service obligations, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, liquidity, capital resources and results of operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in Note 7. See also Note 5 for further information regarding the Timber Notes.

   RECLASSIFICATIONS

      Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Securities Held-to-Maturity and Available-for-Sale
      Management determines the appropriate classification of investment securities at the time of purchase and re- evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the
Company has the positive intent and ability to hold the securities to maturity.
Held-to-maturity securities are stated at amortized cost. Interest on securities classified as held-to-maturity is included in interest and other income.

      Marketable equity and debt securities that are not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair market value, with the unrealized gains and losses reported in other comprehensive income (loss), a separate component of member deficit. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are also included in interest and other income. Interest and dividends on securities classified as available-for-sale are included in interest and other income. The cost of securities sold is determined using the first-in, first-out method. The fair value of substantially all securities is determined by quoted market prices.
The fair value of marketable debt securities includes accrued interest.

      Prepaid Timber Harvesting Costs and Other Assets
      Direct costs associated with the preparation of timber harvesting plans
("THPS") are capitalized and reflected in prepaid timber harvesting costs on the balance sheet. These costs are expensed as the timber covered by the related THP is harvested. Costs associated with the preparation of the Company's sustained yield plan ("SYP") and the Company's multi-species habitat conservation plan
("HCP") were capitalized and are reflected in other assets. These costs are being amortized over 10 years.

      The carrying amounts of the Company's SYP and HCP intangible assets are as follows (in millions):

                                                                                                DECEMBER 31,
                                                                                         --------------------------
                                                                                             2003          2002
                                                                                         ------------  ------------

SYP/HCP................................................................................. $       8.3   $       8.3
Less: Accumulated amortization..........................................................        (3.6)         (2.7)
                                                                                         ------------  ------------
                                                                                         $       4.7   $       5.6
                                                                                         ============  ============

      The Company evaluates its intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that such assets might be impaired. The remaining useful life of intangible assets with finite lives are evaluated annually to determine whether events or circumstances warrant changes in the estimated useful lives of such assets.

      Amortization of intangible assets for the year ended December 31, 2003, was $0.9 million. The estimated amortization expense for the next five years is
$0.9 million per year. Estimated amortization will change if events or circumstances warrant the revision of estimated useful lives.

      Property and Equipment
      Property and equipment is stated at cost, net of accumulated depreciation.
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

      Timber and Timberlands
      Timber and timberlands were recorded at the historical cost of Scotia
Pacific, Palco and Salmon Creek. Depletion is computed utilizing the units-of-production method based upon estimates of timber quantities.
Periodically, the Company will review its depletion rates considering currently estimated merchantable timber and will adjust the depletion rates prospectively.

      Revenue Recognition
      Revenues from the sale of logs are recorded when the legal ownership and the risk of loss passes to the buyer, which is at the time each log is measured.

      Deferred Financing Costs
      Costs incurred to obtain debt financing are deferred and amortized, generally on a straight-line basis, over the estimated term of the related borrowing. The amortization of deferred financing costs is included in interest expense on the Statement of Income (Loss).

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

      Income Taxes
      The Company, a single member limited liability company, has not made an election to be treated as an association and, therefore, is disregarded as a separate taxable entity solely for income tax purposes. The Company is treated as a division of Palco for tax purposes. All income taxes with respect to the
Company are shown on Palco's financial statements, and all deferred income tax assets and deferred income tax liabilities with respect to the Company at
December 31, 2003 and 2002, are reflected in Palco's financial statements.

2.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      In November 2003, Palco and the Company sold approximately 681 acres of timberlands within an area known as the Grizzly Creek grove. The Company received $8.2 million in cash, resulting in a gain of $7.5 million.

      In November 2001, Palco and the Company sold other acreage in the Grizzly
Creek grove. The Company received $1.3 million, resulting in a gain of $1.2 million.

3.    CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. As of December 31, 2003 and 2002, carrying amounts of the Company's cash equivalents approximated fair value.

      The following is a summary of held-to-maturity and available-for-sale securities (in millions):

                                                                                                 DECEMBER 31,
                                                                                          -------------------------
                                                                                              2003         2002
                                                                                          -----------  ------------
Held-to-maturity securities:
   Cost.................................................................................  $        -   $      15.4
   Estimated fair value.................................................................           -          15.7

Available-for-sale securities:
   Cost.................................................................................        38.8          39.9
   Estimated fair value.................................................................        39.6          40.5

      During 2003, marketable debt securities classified as held-to-maturity were sold to generate funds for principal payments on long-term debt and for the repurchase of Timber Notes. The amortized cost of the securities sold was $11.7 million, and the realized gain on the sale of such securities was $0.1 million.

      At December 31, 2003, management re-evaluated the classification of its investment securities in accordance with SFAS No. 115, "Accounting for Certain
Investments in Debt and Equity Securities" ("SFAS 115"). As a result, marketable debt securities previously classified as held-to-maturity were transferred to the available-for-sale category. The amortized cost and fair value of the transferred securities was $11.8 million and $11.9 million, respectively, at
December 31, 2003.

      Interest and other income includes gross realized gains and losses on sales of available-for-sale securities for each of the three years in the period ended December 31, 2003, as follows (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2003        2002        2001
                                                                                ----------  ----------  -----------

Gross realized gains..........................................................  $     0.3   $     2.4   $      1.2
Gross realized losses.........................................................          -        (0.1)        (0.2)

      The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of member deficit totaled $(0.4) million, $(0.7) million, and $0.5 million in 2003, 2002, and
2001, respectively. Gross unrealized losses on investment securities at December
31, 2003, were not material, and there were no investment securities in an unrealized loss position for twelve months or more.

      Available-for-sale securities generally consist of U.S. corporate debt securities, U.S. treasury obligations, and other debt securities with contractual maturities ranging from one year to five years. Held-to-maturity securities consisted of U.S. government agency obligations with contractual maturities ranging from one year to five years.

      RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS
      Cash, marketable securities and other investments include the following amounts which are restricted under the terms of the Company's debt agreements
(in millions):

                                                                                                DECEMBER 31,
                                                                                        ---------------------------
                                                                                            2003          2002
                                                                                        ------------ --------------
Current assets:
   Restricted cash and cash equivalents...............................................  $       1.4  $         5.2
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................         22.2           19.3
                                                                                        ------------ --------------
                                                                                               23.6           24.5
Long-term restricted cash, cash equivalents, marketable securities and other investments:
   Amounts held in SAR Account........................................................         87.7          101.6
   Other amounts restricted under the Indenture.......................................          2.5            2.6
   Less:  Amounts attributable to Timber Notes held in
      SAR Account.....................................................................        (54.8)         (51.3)
                                                                                        ------------ --------------
                                                                                               35.4           52.9
                                                                                        ------------ --------------
Total restricted cash, cash equivalents, marketable securities and other
   investments........................................................................  $      59.0  $        77.4
                                                                                        ============ ==============

      Amounts in the SAR Account are being held by the trustee under the
Indenture to support principal payments on the Timber Notes. See Note 5 for further discussion on the SAR Account.

      OTHER INVESTMENTS
      Funds held in the SAR Account include interests in several limited partnerships which invest in diversified portfolios of common stocks and equity securities, in addition to exchange traded options, futures, forward foreign currency contracts, and other arbitrage opportunities. The Company's ownership percentages in these partnerships are not significant. As of December 31, 2003 and 2002, these investments amounted to $15.5 million and $13.3 million, respectively.

      Interest and other income includes income from the Company's investment in these partnerships for each of the three years in the period ended December 31,
2003, as follows (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2003        2002        2001
                                                                                ----------  ----------  -----------

Earnings from investments in partnerships.....................................  $     2.2   $     0.6   $      0.7
                                                                                ==========  ==========  ===========

4.    PROPERTY AND EQUIPMENT

      The major classes of property and equipment are as follows (dollar amounts
in millions):

                                                                                                  DECEMBER 31,
                                                                                  ESTIMATED  ----------------------
                                                                                USEFUL LIVES    2003        2002
                                                                                -----------  ----------  ----------

Logging roads  ...............................................................    15 years   $    40.8   $    36.8
Other.........................................................................  5 - 15 years       2.0         1.9
                                                                                             ----------  ----------
                                                                                                  42.8        38.7
Less:  accumulated depreciation...............................................                   (17.1)      (15.0)
                                                                                             ----------  ----------
                                                                                             $    25.7   $    23.7
                                                                                             ==========  ==========

      Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $2.2 million, $2.0 million and $1.8 million, respectively.

5.    DEBT

      In July 1998, the Company issued $867.2 million aggregate principal amount of Timber Notes, which are due at various times through July 20, 2028. The
Timber Notes are senior secured obligations of the Company and do not constitute obligations of, and are not guaranteed by, Palco or any other person. The Timber
Notes were issued in three classes: Class A-1 Timber Notes aggregating $160.7 million, Class A-2 Timber Notes aggregating $243.2 million and Class A-3 Timber
Notes aggregating $463.3 million. Pursuant to the terms of the Indenture, the
Company is permitted to incur up to $75.0 million at any one time of non-recourse indebtedness secured by purchase money mortgages to acquire additional timberlands, an unspecified amount of Additional Timber Notes (as defined in the Indenture) provided certain conditions are met, and certain other debt on a limited basis. The Company is not permitted to incur any other indebtedness for borrowed money. The Timber Notes and the Line of Credit are secured by a lien on (i) the Company's timber, timberlands and timber rights,
(ii) certain contract rights and other assets, (iii) the proceeds of the foregoing and (iv) funds held by the Trustee in various accounts relating to the
Timber Notes. Amounts payable on the Timber Notes are paid semi-annually, generally on January 20 and July 20 of each year (each, a "NOTE PAYMENT DATE").

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

      "MINIMUM PRINCIPAL AMORTIZATION" of the Timber Notes represents the minimum amount of principal which the Company must pay (on a cumulative basis and subject to available cash) on such Class, to the extent of available funds on deposit in the Payment Account, through any Note Payment Date. If the Timber
Notes were amortized in accordance with Minimum Principal Amortization, the final installments of principal would be paid on January 20, 2010, July 20, 2017 and July 20, 2028 for the Class A-1, Class A-2 and Class A-3 Timber Notes,
respectively.

      In November 1999, $169.0 million of funds from the sale of 5,600 acres of timberlands (the "HEADWATERS TIMBERLANDS") were contributed to the Company and set aside in the SAR Account. Amounts in the SAR Account are part of the collateral securing the Timber Notes and are used to make principal payments to the extent that cash flows from operations are insufficient to pay Scheduled
Amortization on the Class A-1 and Class A-2 Timber Notes. In addition, during the six years beginning January 20, 2014, any amounts then remaining in the SAR
Account would be used to amortize the Class A-3 Timber Notes. Funds may from time to time be released to the Company from the SAR Account if the amount in the account at that time exceeds the Required Scheduled Amortization Reserve
Balance (as defined and set forth in the Indenture). If the balance in the SAR
Account falls below the Required Scheduled Amortization Reserve Balance, up to
50% of any Remaining Funds (funds that could otherwise be released to the
Company free of the lien securing the Timber Notes) are required to be used on each monthly deposit date to replenish the SAR Account. As of December 31, 2003, the Required Scheduled Amortization Reserve Balance exceeded the amount held in the SAR Account by approximately $11.2 million.

       If the principal of the Timber Notes is paid in advance of Scheduled
Amortization, the Company must pay a prepayment premium on such accelerated payment. The prepayment premium on any Note Payment Date is equal to the excess, if any, of (a) the sum of (i) the present value of the prepayment amount
(discounted from the date(s) that the prepayment amount would otherwise have been paid under the Scheduled Amortization to the Note Payment Date) plus (ii)
the sum of the present values of the amounts of interest that would have accrued thereafter with respect to the prepayment amount over (b) the amount of the prepayment. The present value is computed using a "Reinvestment Yield" (as defined in the Indenture) which is comparable to the yield of like term U.S.
Treasury securities plus 0.50% per annum. In addition to possible prepayments under the mathematical formulas set forth in the Indenture, the Company has the right to cause additional prepayments of principal to be made on any Note
Payment Date.

      If the principal of the Timber Notes is paid later than as provided for under Scheduled Amortization, the Company will pay a deficiency premium on such deficient amount. The deficiency premium payable on any Note Payment Date equals an amount of interest on the amount of the deficient principal amount from the previous Note Payment Date to the current Note Payment Date at 1.50% per annum.

      The amount attributable to Timber Notes held in the SAR Account of $54.8 million at December 31, 2003, reflected in Note 3 represents the amount paid to acquire $58.9 million principal amount of Timber Notes. The following table presents (in millions) the amortization of the Timber Notes outstanding
(excluding $58.9 million face value of repurchased Timber Notes held in the SAR
Account) based on Minimum Principal Amortization and Scheduled Amortization
(subject to available cash):

                                                                                         MINIMUM
                                                                                       PRINCIPAL        SCHEDULED
                                                                                      AMORTIZATION    AMORTIZATION
                                                                                    --------------- ---------------
Years Ending December 31:
   2004............................................................................ $            -  $         17.6
   2005............................................................................              -            19.9
   2006............................................................................           16.4            23.2
   2007............................................................................           19.5            27.8
   2008............................................................................           16.4            25.0
   Thereafter......................................................................          679.2           618.0
                                                                                    --------------- ---------------
                                                                                    $        731.5  $        731.5
                                                                                    =============== ===============

      As of December 31, 2003 and 2002, the estimated fair value of debt, including current maturities, was $562.5 million and $539.9 million, respectively. The estimated fair value of debt is determined based on the quoted market price for the Timber Notes. The Timber Notes are thinly traded financial instruments; accordingly, their market price at any balance sheet date may not be representative of the price which would be derived from a more active market.

      The Company has entered into a line of credit (the "LINE OF CREDIT") with a group of banks pursuant to which the Company may borrow to pay interest on the
Timber Notes. The maximum amount the Company may borrow is equal to one year's interest on the aggregate outstanding principal balance of the Timber Notes (the
"REQUIRED LIQUIDITY AMOUNT"). On June 20, 2003, the Line of Credit was extended to July 7, 2006. At or near the completion of such extension, the Company will request that the Line of Credit be extended for an additional period of not less than 364 days. If not extended, the Company may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the
Aggregate Minimum Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw.
At December 31, 2003, the Company could have borrowed a maximum of $58.5 million under the Line of Credit, and had no borrowings outstanding under the Line of
Credit.

      On the note payment date in January 2003, the Company had $5.6 million set aside in the note payment account to pay the $27.9 million of interest due (net of $1.9 million of additional interest due in respect of Timber Notes held by the Company). The funds available under the Line of Credit were used to pay the remaining amount of interest due. The Company repaid $12.1 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      On the note payment date in July 2003, the Company used the funds available under the Line of Credit to pay the entire $27.4 million of interest due (net of $2.0 million of additional interest due in respect of Timber Notes held by the Company). The Company repaid $4.4 million of principal on the Timber
Notes (an amount equal to Scheduled Amortization) using funds held in the SAR
Account.

      On the note payment date in January 2004, the Company had $4.1 million set aside in the note payment account to pay the $27.2 million of interest due (net of $2.0 million of additional interest due in respect of Timber Notes held by the Company). The funds available under the Line of Credit were used to pay the remaining amount of interest due. The Company repaid $12.7 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      In 2003, $5.4 million of funds from the SAR Account were used to repurchase $6.4 million principal amount of Timber Notes, as permitted under the
Indenture, resulting in gains of $0.7 million (net of unamortized deferred financing costs) on extinguishment of debt. In March 2004, $3.6 million of funds from the SAR Account were used to repurchase $3.8 million principal amount of
Timber Notes, resulting in a small gain (net of unamortized deferred financing costs) on extinguishment of debt.

6.    RELATED PARTY TRANSACTIONS

      At the time of the Closing, the Company and Palco entered into the Master
Purchase Agreement which governs all log sales by the Company to Palco.
Substantially all of the Company's revenues have been and are expected to continue to be derived from the sale of logs to Palco. The harvested logs are purchased by Palco (i.e., title passes and the obligation to make payment therefor is incurred) at the time each log is measured. The Master Purchase
Agreement contemplates that all sales of logs by the Company to Palco will be at fair market value (based on stumpage prices) for each species and category of timber. See "Liquidity and Capital Resources" in Note 1 for further information.

      The Company and Palco also entered into a services agreement at the time of Closing (the "SERVICES AGREEMENT"), pursuant to which Palco provides a variety of operational, management and related services in respect of the
Company's timber properties not provided by the Company employees, including reforestation, fire protection and road maintenance, rehabilitation and construction. In addition, Palco provides services to the Company with respect to the defense of any legal challenges. The Company pays a Services Fee (as defined) in an initial amount of $107,000 per month adjusted annually based on a designated producer price index and reimburses Palco for the cost of constructing, rehabilitating and maintaining roads and performing reforestation services. For the years ended December 31, 2003, 2002, and 2001, $10.6 million,
$10.4 million, and $9.7 million, respectively, was recorded under the Services
Agreement.

7.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's business, which is subject to a variety of California and federal laws and regulations, as well as the HCP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

      Environmental Plans
      From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP. The SYP was intended to comply with regulations of the
California Board of Forestry and Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have a sustained yield plan to follow an alternative procedure. As discussed below, on October 31, 2003, the
Court hearing the EPIC-SYP/Permits lawsuit (as defined below) entered a judgment invalidating the SYP and the incidental take permits issued by California pursuant to the HCP ("CALIFORNIA PERMITS"). As a result of this case, the
Company has since October 2002 been obtaining review and approval of prepared
THPs under this alternative procedure and expects to follow this procedure for the foreseeable future.

      The HCP and related incidental take permits issued by the federal government pursuant to the HCP ("FEDERAL PERMITS") allow incidental "take" of certain species located on the Company's timberlands which species have been listed by the federal government under the federal Endangered Species Act
("ESA") so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable.
The HCP and Federal Permits have a term of 50 years. Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the HCP and SYP
(together, the "ENVIRONMENTAL PLANS"), and this work could continue for several more years.

      Water Quality
      Laws and regulations dealing with water quality are impacting the Company primarily in three areas: efforts by the Environmental Protection Agency ("EPA")
to establish the total maximum daily load limits ("TMDLS") in water courses that have been declared to be water quality impaired; actions by the North Coast
Regional Water Quality Control Board ("NORTH COAST WATER BOARD") to impose waste discharge reporting requirements in respect of watersheds on the Company's timberlands and in some cases, clean-up or prevention measures; and other actions by the North Coast Water Board during the THP approval process which impose certain operational requirements on individual THPs.

      Under the California Water Quality Act and federal Clean Water Act
("CWA"), the Environmental Protection Agency ("EPA") is required to establish the TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board
("NORTH COAST WATER BOARD") are in the process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. The final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Since the 2002-2003 winter operating period, the Company and Palco have been required to submit "Reports of Waste Discharge" to the North Coast Water
Board each year in order to conduct winter harvesting activities in the Elk
River and Freshwater watersheds. After consideration of these reports, the North
Coast Water Board imposed requirements on the Company and Palco to implement additional mitigation and erosion control practices in these watersheds for the last two winter operating periods. In addition, the North Coast Water Board has extended the requirements for certain mitigation and erosion control practices to the Bear, Jordon and Stitz watersheds. Reporting and mitigation requirements imposed by the North Coast Water Board have modestly increased operating costs and may in the future further increase costs, cause delays in THP approvals or lower harvest levels. In addition, the North Coast Water Board has issued a clean up and abatement order (the "ELK RIVER ORDER") for the Elk River watershed which is aimed at addressing existing sediment production sites through clean up actions. The North Coast Water Board has also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and are contemplating similar actions for the Jordon and Stitz Creek watersheds. The Elk
River Order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to the Company and Palco beginning in 2004 and extending over a number of years. Palco's appeal of the Elk River
Order to the State Water Resources Control Board (the "STATE WATER BOARD") was
denied. Palco is in the process of appealing the decision of the State Water
Board in state court. Palco is not able to readily move its harvesting activities between watersheds due to, among other things, historic harvest patterns, adjacency restrictions, and the age classes of trees.

      Effective January 1, 2004, California Senate Bill 810 provides regional water quality control boards with additional authority related to the approval of THPs. The Company is uncertain of the operational and financial effects which will ultimately result from Senate Bill 810; however, because substantially all rivers and waterbodies on the Company's timberlands are classified as impaired, implementation of this law could result in delays in obtaining approvals of
THPs, lower harvest levels and increased costs and additional protection measures beyond those contained in the HCP.

      Litigation
      A California state court has invalidated the SYP in connection with two lawsuits filed against Palco and the Company as described below, which decision has been appealed. Other actions are pending which seek to prevent the Company from implementing the HCP, implementing certain of the Company's approved THPs, or carrying out certain other operations. The Services Agreement requires Palco to prepare and file on behalf of the Company (at Palco's cost) all pleadings and motions, and otherwise diligently pursue, appeals of any denial, and defense of any challenge to approval, of any THP or the Environmental Plans or similar plan or permit and related matters.

      In March 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the
"EPIC-SYP/PERMITS LAWSUIT") was filed. This action alleged, among other things, various violations of the California Endangered Species Act ("CESA") and the
California Environmental Quality Act, and challenged, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California's approval of the SYP and the California Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, a similar action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v.
California Department of Forestry and Fire Protection, The Pacific Lumber
Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the "USWA
LAWSUIT") was filed challenging the validity and legality of the SYP. The
EPIC-SYP/Permits and USWA lawsuits were consolidated for trial. On October 31,
2003, the Court entered a judgment invalidating the SYP and the California
Permits due to several deficiencies in agency procedures and the failure of the
Company and Palco to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling was to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and a minor reduction in 2003 harvesting that had been expected from these specific THPs. As a result of this case, the
Company has since October 2002 been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits and expects to follow this procedure for the foreseeable future. On November 19, 2003, Palco appealed the October 31,
2003, decision. On January 29, 2004, the plaintiffs in these lawsuits filed claims against the defendants totaling $5.8 million for reimbursement of attorneys fees and other expenses incurred in connection with these matters.

      In July 2001, an action entitled Environmental Protection Information
Center v. The Pacific Lumber Company, Scotia Pacific Company LLC (the "BEAR
CREEK LAWSUIT") was filed and later amended to add the EPA as a defendant. The lawsuit alleges that the Company's and Palco's harvesting and other forestry activities under certain of its approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant's alleged continued violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed, the Court upheld the validity of an EPA regulation which exempts harvesting and other forestry activities from certain discharge requirements. Both state and federal agencies, along with Palco and other timber companies, have relied upon this regulation for more than 25 years. However, the
Court interpreted the regulation in such a way as to narrow the forestry operations which are exempted, thereby limiting the regulation's applicability and subjecting culverts and ditches to permit requirements. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's decision and its application to actual operations. Should the decision ultimately become final and held to apply to timber operations on the Company Timberlands, it may have some or all of the following effects: impose additional permitting requirements, delay approvals of THPs, increase harvesting costs, and add water protection measures beyond those contained in the HCP. Nonetheless, it is not likely that civil penalties will be awarded for operations that occurred prior to the
Court's decision due to the historical reliance by timber companies on the regulation and the Company's belief that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. While the impact of a conclusion to this case that upholds the October 14, 2003, ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company's financial condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the Court's interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case. Palco has filed a motion requesting that the Court permit an intermediate appeal of its October 14 ruling.

      On November 20, 2002, an action entitled Humboldt Watershed Council, et al
v. North Coast Regional Water Quality Control Board, et al. (the "HWC 2002
LAWSUIT"), naming Palco as a real party in interest, was filed. The suit sought to enjoin timber operations in the Elk River and Freshwater watersheds until and unless the regional and state water boards imposed on those operations waste discharge requirements that met standards demanded by the plaintiff. In August
2003, this case was dismissed by the Court at the request of the plaintiff.

      On November 20, 2002, two similar actions entitled Alan Cook, et al. v.
Gary Clark, et al. (the "COOK ACTION") and the Steve Cave, et al. v. Gary Clark,
et al. (the "CAVE ACTION") were filed which also name Palco and certain affiliates as defendants. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions.
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

      On February 25, 2003, the District Attorney of Humboldt County filed a civil suit entitled The People of the State of California v. The Pacific Lumber
Company, Scotia Pacific Holding Company and Salmon Creek Corporation (the
"HUMBOLDT DA ACTION"). The suit was filed under California's unfair competition law and alleges that the Company, Palco and Salmon Creek used certain unfair business practices in connection with completion of the March 1999 agreement consummated by Palco, the Company and Salmon Creek with the United States and
California (the "HEADWATERS AGREEMENT"), and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit seeks a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. A hearing on the Company's motions for sanctions and dismissal of the case was held on July 28, 2003, and the Company is awaiting the Court's decision. The Company believes that this suit is without merit; however, there can be no assurance that the Company will prevail or that an adverse outcome would not be material to the Company's financial position, results of operations and/or liquidity.

      On December 17, 2003, an action entitled Humboldt Watershed Council, et
al. v. North Coast Regional Water Quality Board, et al. (the "HWC 2003
LAWSUIT"), naming the Company and Palco as real parties in interest, was filed.
The plaintiffs allege that the North Coast Water Board should have required waste discharge reports in respect of all timber harvesting activities in the
Freshwater and Elk River watersheds, and are seeking to have this requirement imposed on Palco. The Company does not believe that the resolution of this action should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On November 16 2001, Palco filed a case entitled The Pacific Lumber
Company, et al. v. California State Water Resources Control Board (the "THP NO.
520 LAWSUIT") alleging that the State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast
Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF's decision, Palco appealed to the State Water
Board, which imposed certain of the requested mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision, and in January 2003, the Superior Court granted Palco's request for an order invalidating the imposition of these additional measures. The State Water
Board appealed this decision and on March 18, 2004 the appellate court reversed the decision of the Superior Court. The appellate court's decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon the Company's timber harvesting beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810. Palco intends to seek review of the appellate court's decision by the California Supreme Court.

8.    COMPREHENSIVE INCOME (LOSS) AND MEMBER DEFICIT

      Comprehensive income (loss) includes the following (in millions):

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------------
                                                                                  2003            2002            2001
                                                                              -----------     ------------    ------------

Net income (loss)..........................................................   $     (5.3)     $     (23.1)    $      15.1
Other comprehensive income (loss):
   Change in value of available-for-sale investments.......................         (0.4)            (0.7)            0.5
                                                                              -----------     ------------    ------------
Total comprehensive income (loss)..........................................   $     (5.7)     $     (23.8)    $      15.6
                                                                              ===========     ============    ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                                2003          2002         2001
                                                                            ------------  -----------  ------------

Balance at beginning of period............................................. $    (405.5)  $   (352.3)  $    (288.0)
Comprehensive income (loss)................................................        (5.7)       (23.8)         15.6
Distributions..............................................................           -        (29.4)        (79.9)
                                                                            ------------  -----------  ------------

Balance at end of period................................................... $    (411.2)  $   (405.5)  $    (352.3)
                                                                            ============  ===========  ============

9.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summary quarterly financial information for the years ended December 31,
2003 and 2002 is as follows (in millions):

                                                                            THREE MONTHS ENDED
                                                        -----------------------------------------------------------
                                                           MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                        -------------- -------------- -------------- --------------
2003:
   Log sales to Pacific Lumber......................... $        18.4  $        15.1  $        22.4  $        17.4
   Operating income....................................           9.2            8.7           12.6           16.5
   Net income (loss)...................................          (4.8)          (3.7)          (0.5)           3.7

2002:
   Log sales to Pacific Lumber......................... $        15.9  $        14.1  $        19.7  $        14.9
   Operating income....................................           8.0            7.4            9.6            5.2
   Net loss............................................          (5.1)          (5.6)          (3.8)          (8.6)

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

      None.

ITEM 9A.        CONTROLS AND PROCEDURES

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

                                    PART III

ITEMS 10-13.

      Not applicable.

ITEM 14.           PRINCIPAL ACCOUNTING FIRM FEES

      The following table sets forth the aggregate fees billed to the Company for professional services provided in 2002 and 2003 by Deloitte & Touche LLP
("DELOITTE"), the Company's independent auditor and principal accounting firm:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                        2003             2002
                                                                                  ---------------- ----------------

Audit Fees(1).....................................................................$        100,000 $         85,660
Audit-Related Fees................................................................              -                -
Tax Fees..........................................................................              -                -
All Other Fees....................................................................              -                -
                                                                                  ---------------- ----------------
   Total..........................................................................$        100,000 $         85,660
                                                                                  ================ ================

------------------------------------

(1)   Consists of professional services rendered for the audit of the annual financial statements of the Company and for the review of the quarterly financial statements of the Company.

      The Company is an indirect wholly owned subsidiary of MAXXAM Inc.
("MAXXAM"). As such, the Audit Committee of MAXXAM's Board of Directors (the
"AUDIT COMMITTEE") is charged with the oversight responsibility as to the audit process of the Company. The Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee's Charter requires pre-approval by the Audit Committee of all audit and non-audit services to be furnished by the independent auditor to the Company. Pre-approval is waived in those instances permitted by applicable SEC regulation so long as the Audit
Committee subsequently approves such services within any applicable deadline.
None of the foregoing services were approved by the Audit Committee pursuant to the provisions of Section 2-01(c)(7)(i)(C) of SEC Regulation S-X.

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

      1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

           Independent Auditors' Report
           Report of Independent Public Accountants
           Balance Sheet at December 31, 2003 and 2002
           Statement of Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001
           Statement of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
           Notes to Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES:

           Schedules are inapplicable or the required information is included in the financial statements or the notes thereto.

(B)   REPORTS ON FORM 8-K

      Since the filing of the Company's Quarterly Report on Form 10-Q for the
quarter ended September 30, 2003, the Company has filed or furnished on the dates indicated the following current reports on Form 8-K:

      November 20, 2003 - report under Item 9 related to the filing of a certificate in respect of the Company's Timber Notes.

      December 22, 2003 - report under Item 9 related to the filing of a certificate in respect of the Company's Timber Notes.

      January 20, 2004 - report under Item 9 related to the filing of a certificate in respect of the Company's Timber Notes.

      February 20, 2004 - report under Item 9 related to the filing of a certificate in respect of the Company's Timber Notes.

      March 22, 2004 - report under Item 9 related to the filing of a certificate in respect of the Company's Timber Notes.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 40), which index is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                       SCOTIA PACIFIC COMPANY LLC

Date:   March 29, 2004                           By:                        ROBERT E. MANNE
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

Date:   March 29, 2004                           By:                        J. KENT FRIEDMAN
                                                     --------------------------------------------------------------
                                                                            J. Kent Friedman
                                                                                Manager

Date:   March 29, 2004                           By:                         EZRA G. LEVIN
                                                     --------------------------------------------------------------
                                                                             Ezra G. Levin
                                                                                Manager

Date:   March 29, 2004                           By:                        ROBERT E. MANNE
                                                     --------------------------------------------------------------
                                                                            Robert E. Manne
                                                                                Manager

Date:   March 29, 2004                           By:                        PAUL N. SCHWARTZ
                                                     --------------------------------------------------------------
                                                                            Paul N. Schwartz
                                                                                Manager

Date:   March 29, 2004                           By:                          JACK M. WEBB
                                                     --------------------------------------------------------------
                                                                              Jack M. Webb
                                                                          Independent Manager

Date:   March 29, 2004                           By:                          SID C. WEISS
                                                     --------------------------------------------------------------
                                                                              Sid C. Weiss
                                                                          Independent Manager

Date:   March 29, 2004                           By:                         GARY L. CLARK
                                                     --------------------------------------------------------------
                                                                             Gary L. Clark
                                                              Vice President - Finance and Administration
                                                              (Principal Financial and Accounting Officer)

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------  -----------------------------------------------------------------------

3.1      Certificate of Formation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on
         Form S-4 dated September 21, 1998; Registration No. 333- 63825; the
         "COMPANY'S FORM S-4")

3.2      Agreement of Limited Liability Company of the Company, effective as of
         July 20, 1998 (incorporated herein by reference to Exhibit 3.2 to the
         Company's Form S-4)

4.2      The Indenture, dated as of July 20, 1998, between the Company and State
         Street Bank and Trust Company ("STATE STREET") regarding the Timber
         Notes (incorporated herein by reference to Exhibit 4.2 to the Quarterly
         Report on Form 10-Q/A of MAXXAM Inc. for the quarter ended June 30,
         1998; File No. 1-3924; the "MAXXAM JUNE 1998 FORM 10-Q")

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

4.5      The Credit Agreement, dated as of July 20, 1998, among the Company, the financial institutions party thereto and Bank of America National Trust and Savings Association, as agent (incorporated herein by reference to
         Exhibit 4.3 to the MAXXAM June 1998 Form 10-Q)

4.6      First Amendment, dated as of July 16, 1999, to the Credit Agreement
         (incorporated herein by reference to the Company June 1999 Form 10-Q)

4.7      Second Amendment, dated as of June 15, 2001, to the Credit Agreement
         (incorporated herein by reference to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 2001)

4.8      Third Amendment, dated June 30, 2003, to the Credit Agreement
         (incorporated herein by reference to Exhibit 4.1 to the Company's Form
         10-Q for the quarter ended June 30, 2003)

4.9      Deed of Trust, Security Agreement, Financing Statement, Fixture Filing
         and Assignment of Proceeds, dated as of July 20, 1998, among the
         Company, Fidelity National Title Insurance Company, as trustee, and
         State Street, as collateral agent (incorporated herein by reference to
         Exhibit 4.2 to the MAXXAM June 1998 Form 10-Q)

10.1     New Master Purchase Agreement, dated as of July 20, 1998, between the
         Company and Palco (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MAXXAM Group Holdings Inc. for the
         quarter ended June 30, 1998; File No. 333-18723; the "MGHI JUNE 1998
         FORM 10-Q")

10.2     New Services Agreement, dated as of July 20, 1998, between Palco and the Company (incorporated herein by reference to Exhibit 10.2 to the
         MGHI June 1998 Form 10-Q)

10.3     New Additional Services Agreement, dated as of July 20, 1998, between the Company and Palco (incorporated herein by reference to Exhibit 10.3 to the MGHI June 1998 Form 10-Q)

10.4     New Reciprocal Rights Agreement, dated as of July 20, 1998, among
         Palco, the Company and Salmon Creek Corporation ("SALMON CREEK")
         (incorporated herein by reference to Exhibit 10.4 to the MGHI June 1998
         Form 10-Q)

10.5     New Environmental Indemnification Agreement, dated as of July 20, 1998, between Palco and the Company (incorporated herein by reference to
         Exhibit 10.5 to the MGHI June 1998 Form 10-Q)

10.6     Implementation Agreement with Regard to Habitat Conservation Plan for the properties of Palco, the Company and Salmon Creek dated as of
         February 1999 by and among the United States Department of the Interior
         Fish and Wildlife Service ("USFWS"), the National Marine Fisheries
         Service, the California Department of Fish and Game ("CDF&G"), the CDF
         and Pacific Lumber, Salmon Creek and the Company (incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K dated March 19,
         1999; the "COMPANY MARCH 19, 1999 FORM 8-K")

10.7     Agreement Relating to Enforcement of AB 1986 dated as of February 25,
         1999 by and among The California Resources Agency, CDF&G, the CDF, The
         California Wildlife Conservation Board, Palco, Salmon Creek and the
         Company (incorporated herein by reference to Exhibit 99.4 to the
         Company March 19, 1999 Form 8-K)

10.8     Habitat Conservation Plan dated as of February 1999 (incorporated herein by reference to Exhibit 99.5 to the Company March 19, 1999 Form
         8-K)

10.9     Letter dated as of February 25, 1999 from the CDF to Palco
         (incorporated herein by reference to Exhibit 99.8 to the Company March
         19, 1999 Form 8-K)

10.10    Letter dated as of March 1, 1999 from the CDF to Palco (incorporated herein by reference to Exhibit 99.9 to the Company March 19, 1999 Form
         8-K)

10.11    Letter dated as of March 1, 1999 from the USFWS and the U.S. Department of Commerce National Oceanic and Atmospheric Administration to Palco,
         Salmon Creek and the Company (incorporated herein by reference to
         Exhibit 99.10 to the Company March 19, 1999 Form 8-K)

*31.1    Section 302 Certification of Chief Executive Officer

*31.2    Section 302 Certification of Chief Financial Officer

*32.1    Section 906 Certification of Chief Executive Officer

*32.2    Section 906 Certification of Chief Financial Officer