Form 10-Q
period 2004-03-31
SCOTIA PACIFIC CO LLC
filed 2004-05-11
CIK 1066797

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

         Item 1.   Legal Proceedings
         Item 6.   Exhibits and Reports on Form 8-K
         Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                        MARCH 31,     DECEMBER 31,
                                                                                           2004           2003
                                                                                      -------------  --------------
                                                                                               (UNAUDITED)

ASSETS
Current assets:
   Cash, cash equivalents, and restricted cash......................................  $        3.7   $         5.2
   Marketable securities, restricted................................................          23.3            22.2
   Receivables from Palco...........................................................           7.9             4.9
   Prepaid timber harvesting costs..................................................           5.6             5.6
   Other current assets.............................................................           0.8             1.2
                                                                                      -------------  --------------
      Total current assets..........................................................          41.3            39.1
Timber and timberlands, net of accumulated depletion of $284.2 and
   $282.2, respectively.............................................................         229.3           230.0
Property and equipment, net of accumulated depreciation of $17.7 and
    $17.1, respectively.............................................................          26.0            25.7
Deferred financing costs, net.......................................................          13.0            13.5
Restricted cash, marketable securities and other investments........................          21.1            35.4
Other assets........................................................................           4.5             4.7
                                                                                      -------------  --------------
                                                                                      $      335.2   $       348.4
                                                                                      =============  ==============

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Due to Palco.....................................................................  $        1.2   $         0.9
   Accrued interest.................................................................          10.6            24.5
   Other accrued liabilities........................................................           2.5             2.4
   Short-term borrowings ...........................................................          21.7               -
   Current maturities of long-term debt, excluding $6.1 and $4.6, respectively, of
      repurchased Timber Notes held in the SAR Account..............................          17.2            17.6
                                                                                      -------------  --------------
      Total current liabilities.....................................................          53.2            45.4
Long-term debt, less current maturities and excluding $53.3 and $54.3, respectively,
   of repurchased Timber Notes held in the SAR Account..............................         697.9           713.9
Other noncurrent liabilities........................................................           0.3             0.3
                                                                                      -------------  --------------
      Total liabilities.............................................................         751.4           759.6
                                                                                      -------------  --------------

Contingencies (See Note 3)

Member deficit......................................................................        (416.2)         (411.2)
                                                                                      -------------  --------------
                                                                                      $      335.2   $       348.4
                                                                                      =============  ==============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                                STATEMENT OF LOSS
                            (IN MILLIONS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          -------------------------
                                                                                              2004         2003
                                                                                          -----------  ------------
                                                                                                 (UNAUDITED)

Log sales to Palco......................................................................  $     15.9   $      18.4
                                                                                          -----------  ------------
Operating expenses:
   General and administrative...........................................................         5.2           5.5
   Depletion, depreciation and amortization.............................................         2.8           3.3
   Losses on sales of timberlands and other assets......................................           -           0.4
                                                                                          -----------  ------------
                                                                                                 8.0           9.2
                                                                                          -----------  ------------

Operating income........................................................................         7.9           9.2
                                                                                          -----------  ------------

Other income (expense):
   Interest and other income............................................................         1.3           0.3
   Interest expense.....................................................................       (13.9)        (14.3)
                                                                                          -----------  ------------
                                                                                               (12.6)        (14.0)
                                                                                          -----------  ------------
Net loss................................................................................  $     (4.7)  $      (4.8)
                                                                                          ===========  ============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          -------------------------
                                                                                              2004         2003
                                                                                          -----------  ------------
                                                                                                 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................................................  $     (4.7)  $      (4.8)
   Adjustments to reconcile net loss to net cash
      used for operating activities:
      Losses on sales of timberlands and other assets...................................           -           0.4
      Depletion, depreciation and amortization..........................................         2.8           3.3
      Amortization of deferred financing costs..........................................         0.3           0.3
      Increase (decrease) in cash resulting from changes in:
        Receivables from Palco..........................................................        (3.0)         (3.7)
        Prepaid timber harvesting costs.................................................           -           0.3
        Due to Palco....................................................................         0.3           0.1
        Accrued interest................................................................       (13.9)        (14.1)
        Other accrued liabilities.......................................................         0.1          (0.1)
        Other...........................................................................         0.4             -
                                                                                          -----------  ------------
        Net cash used for operating activities..........................................       (17.7)        (18.3)
                                                                                          -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of timberlands and other assets..................................           -           0.7
   Capital expenditures.................................................................        (2.2)         (1.6)
                                                                                          -----------  ------------
        Net cash used for investing activities..........................................        (2.2)         (0.9)
                                                                                          -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt.....................       (12.7)        (12.1)
   Net changes in restricted cash.......................................................         9.4           9.9
   Borrowings (repayments) under line of credit agreement, net..........................        21.7          14.7
                                                                                          -----------  ------------
        Net cash provided by financing activities.......................................        18.4          12.5
                                                                                          -----------  ------------

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.............................        (1.5)         (6.7)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD.......................         5.2          10.1
                                                                                          -----------  ------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD.............................  $      3.7   $       3.4
                                                                                          ===========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash............................................  $      3.6   $         -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid........................................................................  $     27.4   $      28.1

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended
March 31, 2004 and 2003. The Company is a wholly-owned subsidiary of Palco which is a wholly-owned subsidiary of MGI. MGI is an indirect wholly-owned subsidiary of MAXXAM.

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

      With respect to short-term liquidity, the Company believes that cash flows from operations and funds available under the Line of Credit (in respect of interest payments) and the SAR Account (in respect of principal payments), should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations through 2004 and early 2005; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although the Company believes that cash flows from operations and funds available under the Line of Credit and the SAR Account should be adequate to meet its working capital, capital expenditure and debt service obligations, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, liquidity, capital resources and results of operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in Note 3.

2.    RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      The following amounts are restricted under the terms of the Company's debt agreements (in millions):

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2004          2003
                                                                                        ------------ --------------
Current assets:
   Restricted cash and cash equivalents...............................................  $         -  $         1.4
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................         23.3           22.2
                                                                                        ------------ --------------
                                                                                               23.3           23.6
Long-term restricted cash, cash equivalents, marketable securities and other investments:
   Amounts held in SAR Account........................................................         73.0           87.7
   Other amounts restricted under the Indenture.......................................          2.5            2.5
   Less:  Amounts attributable to Timber Notes held in
      SAR Account.....................................................................        (54.4)         (54.8)
                                                                                        ------------ --------------
                                                                                               21.1           35.4
                                                                                        ------------ --------------
Total restricted cash, cash equivalents, marketable securities and other investments..  $      44.4  $        59.0
                                                                                        ============ ==============

3.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's business, which is subject to a variety of California and federal laws and regulations, as well as the HCP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

      Environmental Plans
      From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP. The SYP was intended to comply with regulations of the
California Board of Forestry and Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period would not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have a sustained yield plan to follow an alternative procedure. As discussed below, on October 31, 2003, the
Court hearing the EPIC-SYP/Permits lawsuit entered a judgment invalidating the
SYP and the California Permits. As a result of this case, the Company has since
October 2002 been obtaining review and approval of THPs under this alternative procedure and expects to follow this procedure for the foreseeable future.

      The HCP and related Federal Permits allow incidental "take" of certain federally-listed species located on the Company's timberlands so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The HCP and Federal Permits have terms of 50 years. Since the consummation of the Headwaters Agreement in
March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work could continue for several more years.

      Water Quality
      Laws and regulations dealing with water quality are impacting the Company primarily in three areas: efforts by the EPA and the North Coast Water Board to establish TMDLs in water courses that have been declared to be water quality impaired; actions by the North Coast Water Board to impose waste discharge reporting requirements in respect of watersheds on the Company's timberlands and in some cases, clean-up or prevention measures; and other actions by the North
Coast Water Board during the THP approval process which impose certain operational requirements on individual THPs.

      Under the California Water Quality Act and the CWA, the EPA is required to establish the TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Water Board are in the process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. The final
TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Since the 2002-2003 winter operating period, the Company and Palco have been required to submit "Reports of Waste Discharge" to the North Coast Water
Board each year in order to conduct winter harvesting activities in the Elk
River and Freshwater watersheds. After consideration of these reports, the North
Coast Water Board imposed requirements on the Company and Palco to implement additional mitigation and erosion control practices in these watersheds for the last two winter operating periods. In addition, the North Coast Water Board has extended the requirements for certain mitigation and erosion control practices to the Bear, Jordan and Stitz watersheds. Reporting and mitigation requirements imposed by the North Coast Water Board have modestly increased operating costs and may in the future further increase costs, cause delays in THP approvals or lower harvest levels. In addition, the North Coast Water Board has issued the
Elk River Order for the Elk River watershed which is aimed at addressing existing sediment production sites through clean up actions. The North Coast
Water Board has also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and is contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk River Order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to the Company and Palco beginning in 2004 that could extend over a number of years. Palco's appeal of the Elk River Order to the State Water Board was denied. Palco is in the process of appealing in state court the decision of the State Water Board. These matters could reduce harvest levels as Palco is not able to readily move its harvesting activities between watersheds due to, among other things, historic harvest patterns, adjacency restrictions, and the age classes of trees.

      Effective January 1, 2004, California Senate Bill 810 provides regional water quality control boards with additional authority related to the approval of THPs on land within impaired watersheds. The Company is uncertain of the operational and financial effects which will ultimately result from Senate Bill
810; however, because substantially all rivers and waterbodies on the Company's timberlands are classified as impaired, implementation of this law could result in delays in obtaining approvals of THPs, lower harvest levels and increased costs and additional protection measures beyond those contained in the HCP.

      Timber Harvest Litigation
      A California state court has invalidated the SYP in connection with two lawsuits filed against Palco and the Company, as described below, which decision has been appealed. Other actions are pending which seek to prevent the Company from implementing the HCP, implementing certain of the Company's approved THPs, or carrying out certain other operations. The Services Agreement requires Palco to prepare and file on behalf of the Company (at Palco's cost) all pleadings and motions, and otherwise diligently pursue, appeals of any denial, and defense of any challenge to approval, of any THP or the Environmental Plans or similar plan or permit and related matters.

      In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged, among other things, various violations of the CESA and the California
Environmental Quality Act, and challenged, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California's approval of the SYP and the California
Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, the USWA lawsuit, a similar action, was filed challenging the validity and legality of the SYP. The
EPIC-SYP/Permits and USWA lawsuits were consolidated for trial. On October 31,
2003, the Court entered a judgment invalidating the SYP and the California
Permits due to several deficiencies in agency procedures and the failure of the
Company and Palco to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling was to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and a minor reduction in 2003 harvesting that had been expected from these specific THPs. As a result of this case, the
Company has since October 2002 been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits and expects to follow this procedure for the foreseeable future. On November 19, 2003, Palco appealed the October 31,
2003, decision. On January 29, 2004, the plaintiffs in these lawsuits filed claims against the defendants totaling $5.8 million for reimbursement of attorneys fees and other expenses incurred in connection with these matters.

      In July 2001, the Bear Creek lawsuit was filed and later amended to add the EPA as a defendant. The lawsuit alleges that the Company's and Palco's harvesting and other forestry activities under certain of its approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North
Coast Water Board before beginning timber harvesting and road construction activities and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant's alleged continued violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed, the Court upheld the validity of an EPA regulation which exempts harvesting and other forestry activities from certain discharge requirements. Both state and federal agencies, along with Palco and other timber companies, have relied upon this regulation for more than 25 years. However, the Court interpreted the regulation in such a way as to narrow the forestry operations which are exempted, thereby limiting the regulation's applicability and subjecting culverts and ditches to permit requirements. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's decision and its application to actual operations. Should the decision ultimately become final and held to apply to all Palco's timber operations, it may have some or all of the following effects: impose additional permitting requirements, delay approvals of THPs, increase harvesting costs, and add water protection measures beyond those contained in the HCP. Nonetheless, it is not likely that civil penalties will be awarded for operations that occurred prior to the Court's decision due to the historical reliance by timber companies on the regulation and the Company's belief that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. While the impact of a conclusion to this case that upholds the October 14, 2003, ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company's financial condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the Court's interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case. The Court denied a motion by
Palco requesting that the Court permit an intermediate appeal of its October 14 ruling.

      On November 20, 2002, the Cook and the Cave actions were filed which name
Palco and certain affiliates as defendants. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions. The Cook action alleges, among other things, that defendants'
logging practices have contributed to an increase in flooding along Freshwater
Creek (which runs through the Company's timberlands), resulting in personal injury and damage to the plaintiffs' properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed (a portion of which is contained on the Company's timberlands). The
Company does not believe the resolution of these actions should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On February 25, 2003, the District Attorney of Humboldt County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that Palco, the Company and Salmon Creek used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. In response to motions filed by the
Company and Palco for sanctions and dismissal of this suit, on April 30, 2004, the Court issued a ruling requiring the District Attorney to amend his suit to prove that "extrinsic" fraud occurred. In addition, the Court eliminated the remedies being sought, other than for civil penalties, and suggested that it would be inappropriate to base civil penalties on the additional trees harvested. The Court also ruled that it declined "at this juncture" to impose sanctions on the District Attorney. The Company believes that this suit is without merit and that the April 30 ruling diminished significantly its exposure with respect to this matter; however, there can be no assurance that the Company will ultimately prevail or that an adverse outcome would not be material to the
Company's financial position, results of operations and/or liquidity.

      On December 17, 2003, the HWC 2003 lawsuit, naming the Company and Palco as a real parties in interest, was filed. The plaintiffs allege that the North
Coast Water Board should have required waste discharge reports in respect of all timber harvesting activities in the Freshwater and Elk River watersheds, and are seeking to have this requirement imposed on the Company and Palco. The Company does not believe that the resolution of this action should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On November 16 2001, Palco filed the THP No. 520 lawsuit alleging that the
State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF's decision,
Palco appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision, and in January 2003, the Superior
Court granted Palco's request for an order invalidating the imposition of these additional measures. The State Water Board appealed this decision and on March
18, 2004 the appellate court reversed the decision of the Superior Court. The appellate court's decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon
Palco's timber harvesting beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810. Palco has filed a petition for review of the appellate court's decision by the California
Supreme Court.

4.    COMPREHENSIVE LOSS AND MEMBER DEFICIT

      Comprehensive loss includes the following (in millions):

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          -------------------------

                                                                                              2004         2003
                                                                                          -----------  ------------

Net loss................................................................................   $    (4.7)  $      (4.8)
Other comprehensive loss:
   Net change in fair value of available-for-sale investments...........................        (0.3)         (0.1)
                                                                                          -----------  ------------
Total comprehensive loss................................................................  $     (5.0)  $      (4.9)
                                                                                          ===========  ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           ------------------------
                                                                                              2004          2003
                                                                                           ----------   -----------

Balance at beginning of period..........................................................  $   (411.2)  $    (405.5)
Comprehensive loss......................................................................        (5.0)         (4.9)
                                                                                          -----------  ------------
Balance at end of period................................................................  $   (416.2)  $    (410.4)
                                                                                          ===========  ============

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

      The following should be read in conjunction with the financial statements in Part I. Item 1. of this Report and Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and Item 8.
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

RESULTS OF OPERATIONS

      Regulatory and environmental matters as well as certain pending legal matters play a significant role in the Company's operations. See Item 1.
"Business - Regulatory and Environmental Factors" in the Form 10-K and Note 3
for a discussion of these matters.

      Logging operations on the Company's timberlands are highly seasonal and have historically been significantly higher in the months of April through
November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to be markedly seasonal because of the harvesting, road use, wet weather and other restrictions imposed by the HCP and regulation. As a result of these restrictions, a substantial majority of the future harvesting on the Company's timberlands can be expected to be concentrated during the period from June through October of each year.

      Log Sales to Pacific Lumber
      The following table presents price, volume and revenue amounts for the
Company for the periods indicated (revenues in millions).

                                       THREE MONTHS ENDED MARCH 31, 2004       THREE MONTHS ENDED MARCH 31, 2003
                                     -------------------------------------- ---------------------------------------
                                                    PRICE                                    PRICE
                                        MBFES       $/MBFE       REVENUES      MBFES         $/MBFE      REVENUES
                                     ----------  ------------  ------------ -----------  ------------  ------------
Redwood............................     19,800   $       717   $      14.2      26,600   $       650   $      17.3
Douglas Fir........................      3,500           447           1.6       3,000           344           1.0
Other..............................        400           174           0.1         500           236           0.1
                                     ----------                ------------ -----------                ------------
                                        23,700           668   $      15.9      30,100           612   $      18.4
                                     ==========                ============ ===========                ============

      For the three months ended March 31, 2004, the Company experienced a decrease in log revenues due predominately to a decrease in the volume of larger logs delivered; however, this decrease was offset somewhat by a 9% increase in average realized price compared to the first three months of 2003. Also, redwood log volume deliveries as a percentage of total volume increased 9% at a realized price increase of 10% for the three months ended March 31, 2004 compared to the same period of 2003.

      Operating Income and Net Loss
      Operating income for the three months ended March 31, 2004 declined from the prior year period due to the decrease in log sales discussed above. Results for the three months ended March 31, 2004 benefitted, however, from a decline in expenses, principally as a result of a lower volume of harvest.

      Net loss between the 2003 and 2004 first quarters was substantially unchanged as higher earnings from investments and a decrease in interest expense offset the decrease in operating income.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and above for cautionary information with respect to such forward-looking statements.

      Due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including low log prices, governmental regulation and litigation affecting timber harvesting practices on the Company's timberlands (see Note 3), and general economic conditions.

       At March 31, 2004, the Company had unused availability of $35.8 million under the Line of Credit, and there was $21.7 million outstanding under this facility.

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

      In March 2004, $3.6 million of funds from the SAR Account were used to repurchase $3.8 million principal amount of Timber Notes, as permitted under the
Indenture, resulting in a small gain (net of unamortized deferred financing costs) on the repurchase of debt.

      With respect to short-term liquidity, the Company believes that cash flows from operations and funds available under the Line of Credit (in respect of interest payments) and the SAR Account (in respect of principal payments), should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations through 2004 and early 2005; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although the Company believes that cash flows from operations and funds available under the Line of Credit and the SAR Account should be adequate to meet its working capital, capital expenditure and debt service obligations, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, liquidity, capital resources and results of operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in Note 3.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates under the Line of
Credit, which was established in conjunction with the offering of the Timber
Notes. As of March 31, 2004, there were $21.7 million in borrowings outstanding under the Line of Credit. Based on the amount of borrowings outstanding under the Line of Credit during the three months ended March 31, 2004, the impact of a
1.0% change in interest rates effective from the beginning of the year would not have been material to the Company's interest expense for the period.

ITEM 4.    CONTROLS AND PROCEDURES

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

           * 31.1  Section 302 Certification of Chief Executive Officer
           * 31.2  Section 302 Certification of Chief Financial Officer
           * 32.1  Section 906 Certification of Chief Executive Officer
           * 32.2  Section 906 Certification of Chief Financial Officer

      * Included with this filing

      B.      REPORTS ON FORM 8-K:

      Since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company has filed or furnished on the dates indicated the following current reports on Form 8-K:

      On April 20, 2004, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial and accounting officer of the
Registrant.

                                                         SCOTIA PACIFIC COMPANY LLC

Date: May 10, 2004                     By:               /S/     GARY L. CLARK
                                          ---------------------------------------------------------
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

California Permits:  The Permits issued by California pursuant to the HCP

Cave action: An action entitled Steve Cave, et al. v. Gary Clark, et al. (No.
DR020719) pending in the Superior Court of Humboldt County, California

CDF:  California Department of Forestry and Fire Protection

CESA:  California Endangered Species Act

Company: Scotia Pacific Company LLC, a limited liability company wholly owned by
Palco

Cook action: An action entitled Alan Cook, et al. v. Gary Clark, et al. (No.
DR020718) pending in the Superior Court of Humboldt County, California

CWA:  Federal Clean Water Act

Elk River Order: Clean up and abatement order issued to Palco by the North Coast
Water Board for the Elk River watershed

Environmental Plans:  The HCP and the SYP

EPA: Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection
Information Association, Sierra Club v. California Department of Forestry and
Fire Protection, California Department of Fish and Game, The Pacific Lumber
Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. pending in the Superior Court of Humboldt County, California ( No. CV990445)

ESA: The federal Endangered Species Act

Federal Permits: The Permits issued by the federal government pursuant to the
HCP

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003

Harvest Value Schedule: A schedule setting forth SBE prices which is published bi-annually by the California State Board of Equalization for purposes of computing yield taxes on timber sales.

HCP: The habitat conservation plan covering multiple species approved in March
1999 in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 1996 agreement between Palco, the Company,
Salmon Creek , the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters
Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Palco timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and
California in March 1999

Humboldt DA action: A civil suit filed in the Superior Court of Humboldt County,
California, by the District Attorney of Humboldt County entitled The People of the State of California v. Pacific Lumber, Scotia Pacific Holding Company and
Salmon Creek Corporation (No. DR030070)

HWC 2003 lawsuit: An action entitled Humboldt County Watershed Council, et al.
v. North Coast Regional Water Quality Control Board, et al. (No. CV030961),
naming Palco as real party in interest, pending in the Superior Court of
Humboldt County, California

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

MGI:  MAXXAM Group Inc., an indirect wholly-owned subsidiary of MAXXAM

North Coast Water Board:  North Coast Regional Water Quality Control Board

Palco:  The Pacific Lumber Company, a wholly-owned subsidiary of MGI

Permits: The incidental take permits issued by the United States and California pursuant to the HCP

PSLRA:  Private Securities Litigation Reform Act of 1995

Salmon Creek:  Salmon Creek LLC, a wholly-owned subsidiary of Palco

SAR Account: Funds held in a reserve account titled the Scheduled Amortization
Reserve Account and used to support principal payments on the Timber Notes

SBE Price: The applicable stumpage price for a particular species and size of log, as set forth in the most recent Harvest Value Schedule.

Scheduled Amortization: The amount of principal which the Company must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums

Services Agreement: Agreement between the Company and Palco under which Palco provides operational, management and related services to the Company with respect to the Company's timberlands

State Water Board:  California State Water Resources Control Board

SYP: The sustained yield plan approved in March 1999, in connection with the consummation of the Headwaters Agreement

take: Adverse impacts on species which have been designated as endangered or threatened

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
(No. CV-990452) pending in the Superior Court of Sacramento County, California