Form 10-Q
period 2004-06-30
SCOTIA PACIFIC CO LLC
filed 2004-08-13
CIK 1066797

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         Item 1.   Legal Proceedings
         Item 6.   Exhibits and Reports on Form 8-K
         Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2004           2003
                                                                                      -------------  --------------
                                                                                               (UNAUDITED)

ASSETS
Current assets:
   Cash, cash equivalents, and restricted cash......................................  $        3.0   $         5.2
   Marketable securities, restricted................................................          23.3            22.2
   Receivables from Palco...........................................................           4.7             4.9
   Prepaid timber harvesting costs..................................................           6.6             5.6
   Other current assets.............................................................           1.5             1.2
                                                                                      -------------  --------------
      Total current assets..........................................................          39.1            39.1
Timber and timberlands, net of accumulated depletion of $285.8 and
   $282.2, respectively.............................................................         228.5           230.0
Property and equipment, net of accumulated depreciation of $18.3 and
    $17.1, respectively.............................................................          26.1            25.7
Deferred financing costs, net.......................................................          12.6            13.5
Restricted cash, marketable securities and other investments........................          19.4            35.4
Other assets........................................................................           4.3             4.7
                                                                                      -------------  --------------
                                                                                      $      330.0   $       348.4
                                                                                      =============  ==============

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Payables to Palco................................................................  $        0.9   $         0.9
   Accrued interest.................................................................          23.8            24.5
   Other accrued liabilities........................................................           2.4             2.4
   Short-term borrowings ...........................................................          13.0               -
   Current maturities of long-term debt, excluding $6.5 and $4.6, respectively, of
      repurchased Timber Notes held in the SAR Account..............................          16.7            17.6
                                                                                      -------------  --------------
      Total current liabilities.....................................................          56.8            45.4
Long-term debt, less current maturities and excluding $54.0 and $54.3, respectively,
   of repurchased Timber Notes held in the SAR Account..............................         697.1           713.9
Other noncurrent liabilities........................................................           0.3             0.3
                                                                                      -------------  --------------
      Total liabilities.............................................................         754.2           759.6
                                                                                      -------------  --------------

Contingencies (See Note 3)

Member deficit......................................................................        (424.2)         (411.2)
                                                                                      -------------  --------------
                                                                                      $      330.0   $       348.4
                                                                                      =============  ==============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                                STATEMENT OF LOSS
                            (IN MILLIONS OF DOLLARS)

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                               -------------------------  -------------------------
                                                                   2004         2003          2004         2003
                                                               ------------ ------------  -----------  ------------
                                                                                    (UNAUDITED)

Log sales to Palco...........................................  $      13.3  $      15.1   $     29.2   $      33.5
                                                               ------------ ------------  -----------  ------------
Operating expenses:
   General and administrative................................          4.7          4.9          9.9          10.4
   Depletion, depreciation and amortization..................          2.5          2.8          5.3           6.1
   Gain on sales of timberlands and other assets.............            -         (1.3)            -         (0.8)
                                                               ------------ ------------  -----------  ------------
                                                                       7.2          6.4         15.2          15.7
                                                               ------------ ------------  -----------  ------------

Operating income.............................................          6.1          8.7         14.0          17.8
                                                               ------------ ------------  -----------  ------------

Other income (expense):
   Interest and other income.................................            -          1.8          1.3           2.2
   Interest expense..........................................        (13.7)       (14.2)       (27.6)        (28.5)
                                                               ------------ ------------  -----------  ------------
Net loss.....................................................  $      (7.6) $      (3.7)  $    (12.3)  $      (8.5)
                                                               ============ ============  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          -------------------------
                                                                                              2004         2003
                                                                                          -----------  ------------
                                                                                                 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................................................  $    (12.3)  $      (8.5)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
      Gain on repurchase of debt........................................................           -          (0.4)
      Gain on sales of timberlands and other assets.....................................           -          (0.8)
      Depletion, depreciation and amortization..........................................         5.3           6.1
      Amortization of deferred financing costs..........................................         0.7           0.7
      Increase (decrease) in cash resulting from changes in:
        Receivables from Palco..........................................................         0.2          (3.3)
        Prepaid timber harvesting costs.................................................        (1.0)          0.5
        Payables to Palco...............................................................           -           0.1
        Accrued interest................................................................        (0.7)         (0.4)
        Other accrued liabilities.......................................................           -           0.2
        Other...........................................................................        (0.4)         (0.5)
                                                                                          -----------  ------------
        Net cash used for operating activities..........................................        (8.2)         (6.3)
                                                                                          -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of timberlands and other assets..................................           -           3.2
   Capital expenditures.................................................................        (3.8)         (4.0)
                                                                                          -----------  ------------
        Net cash used for investing activities..........................................        (3.8)         (0.8)
                                                                                          -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt.....................       (12.7)        (12.1)
   Net changes in restricted cash.......................................................         9.5           8.5
   Borrowings under line of credit agreement, net.......................................        13.0           4.4
                                                                                          -----------  ------------
        Net cash provided by financing activities.......................................         9.8           0.8
                                                                                          -----------  ------------

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH.............................        (2.2)         (6.3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD.......................         5.2          10.1
                                                                                          -----------  ------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD.............................  $      3.0   $       3.8
                                                                                          ===========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash............................................  $      4.8   $       3.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid........................................................................  $     27.5   $      28.3

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company at June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended
June 30, 2004 and 2003. The Company is a wholly owned subsidiary of Palco which is a wholly owned subsidiary of MGI. MGI is an indirect wholly owned subsidiary of MAXXAM.

      LIQUIDITY AND CASH RESOURCES

      The Company's cash flows from operations are significantly impacted by harvest volumes and log prices. In June 2004, the State Board of Equalization adopted the new Harvest Value Schedule for the second half of 2004. The prices published in that schedule reflected a 1.6% increase in the SBE Price for small redwood logs and a 14.3% increase for small Douglas-fir logs from the prices published for the first half of 2004.

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

      On the note payment date in July 2004, the Company used $26.6 million (net of $2.1 million of additional interest due in respect of Timber Notes held by the Company) of the funds available under the Line of Credit to pay the entire amount of interest due. The Company repaid $4.5 million of principal on the
Timber Notes (an amount equal to Scheduled Amortization) using funds held in the
SAR Account.

      With respect to the note payment date in January 2005, the Company expects to use the funds available under the Line of Credit to pay the entire $26.5 million of interest which will be due (net of $2.0 million of additional interest which would be due in respect of Timber Notes held by the Company). The
Company expects to repay $12.3 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      As discussed further in Note 3, regulatory compliance and litigation have caused and may continue to cause delays in harvesting, which could result in a decline in harvest.

      With respect to short-term liquidity, the Company believes that cash flows from operations and funds available under the Line of Credit (in respect of interest payments) and the SAR Account (in respect of principal payments), should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations for the next twelve months, including the July 2005 note payment date; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although the Company believes that cash flows from operations and funds available under the Line of
Credit and the SAR Account should be adequate to meet its working capital, capital expenditure and debt service obligations, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, liquidity, capital resources and results of operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in Note 3.

2.    RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      The following amounts are restricted under the terms of the Company's debt agreements (in millions):

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2004          2003
                                                                                        ------------ --------------
Current assets:
   Restricted cash and cash equivalents...............................................  $         -  $         1.4
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................         23.3           22.2
                                                                                        ------------ --------------
                                                                                               23.3           23.6
Long-term restricted cash, cash equivalents, marketable securities and other investments:
   Amounts held in SAR Account........................................................         73.8           87.7
   Other amounts restricted under the Indenture.......................................          2.5            2.5
   Less:  Amounts attributable to Timber Notes held in
      SAR Account.....................................................................        (56.9)         (54.8)
                                                                                        ------------ --------------
                                                                                               19.4           35.4
                                                                                        ------------ --------------
Total restricted cash, cash equivalents, marketable securities and other investments..  $      42.7  $        59.0
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

      Environmental Plans
      From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP. The SYP was intended to comply with regulations of the
California Board of Forestry and Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period would not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have a sustained yield plan to follow an alternative procedure to document compliance with the sustained yield requirements. As discussed below, on October 31, 2003, the Court hearing the
EPIC-SYP/Permits lawsuit entered a judgment invalidating the SYP and the
California Permits. As a result of a stay order issued in this case, the Company has since October 2002 been obtaining review and approval of THPs under this alternative procedure and expects to follow this procedure for the foreseeable future.

      The HCP and related Federal Permits allow incidental "take" of certain federally listed species located on the Company's timberlands so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The HCP and Federal Permits have terms of 50 years. Since the consummation of the Headwaters Agreement in
March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work could continue for several more years.

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

      Since the 2002-2003 winter operating period, the Company and Palco have been required to submit "Reports of Waste Discharge" to the North Coast Water
Board each year in order to conduct winter harvesting activities in the Elk
River and Freshwater watersheds. After consideration of these reports, the North
Coast Water Board imposed requirements on the Company and Palco to implement additional mitigation and erosion control practices in these watersheds for the last two winter operating periods. In addition, the North Coast Water Board has extended the requirements for certain mitigation and erosion control practices to the Bear, Jordan and Stitz watersheds. Reporting and mitigation requirements imposed by the North Coast Water Board have modestly increased operating costs and may in the future further increase costs, cause delays in THP approvals or lower harvest levels. In addition, the North Coast Water Board has issued the
Elk River Order which is aimed at addressing existing sediment production sites in the Elk River watershed through clean up actions. The North Coast Water Board has also initiated the process which could result in similar orders for the
Freshwater and Bear Creek watersheds, and is contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk River Order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to the Company and Palco beginning in 2004 that could extend over a number of years. Palco's appeal of the Elk River Order to the
State Water Board was denied. Palco is in the process of appealing in state court the decision of the State Water Board. These matters could reduce harvest levels as Palco is not able to readily move its harvesting activities between watersheds due to, among other things, historic harvest patterns, adjacency restrictions, and the age classes of trees.

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

      Timber Harvest Litigation
      A California state court has invalidated the SYP in connection with two lawsuits filed against Palco and the Company, as described below, which decision has been appealed. Other judicial and administrative proceedings are pending which could have the result of preventing the Company from implementing the HCP, implementing certain of the Company's approved THPs, or carrying out certain other operations. The Services Agreement requires Palco to prepare and file on behalf of the Company (at Palco's cost) all pleadings and motions, and otherwise diligently pursue, appeals of any denial, and defense of any challenge to approval, of any THP or the Environmental Plans or similar plan or permit and related matters.

      In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged, among other things, various violations of the CESA and the California
Environmental Quality Act, and challenged, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California's approval of the SYP and the California
Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, the USWA lawsuit, a similar action, was filed challenging the validity and legality of the SYP. The
EPIC-SYP/Permits and USWA lawsuits were consolidated for trial. On October 31,
2003, the Court entered a judgment invalidating the SYP and the California
Permits due to several deficiencies in agency procedures and the failure of the
Company and Palco to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling was to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and a minor reduction in 2003 harvesting that had been expected from these specific THPs. As a result of this case, the
Company has since October 2002, when the Court issued a stay order preventing future reliance upon the SYP, been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits and expects to follow this procedure for the foreseeable future. On November 19, 2003, Palco appealed the October 31,
2003, decision. On January 29, 2004, the plaintiffs in these lawsuits filed claims against the defendants totaling $5.8 million for reimbursement of attorneys fees and other expenses incurred in connection with these matters.

      In July 2001, the Bear Creek lawsuit was filed and later amended to add the EPA as a defendant. The lawsuit alleges that the Company's and Palco's harvesting and other forestry activities under certain of its approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North
Coast Water Board before beginning timber harvesting and road construction activities and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant's alleged continued violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed, the Court upheld the validity of an EPA regulation which exempts harvesting and other forestry activities from certain discharge requirements. Both state and federal agencies, along with Palco and other timber companies, have relied upon this regulation for more than 25 years. However, the Court interpreted the regulation in such a way as to narrow the forestry operations which are exempted, thereby limiting the regulation's applicability and subjecting culverts and ditches to permit requirements. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's decision and its application to actual operations. Should the decision ultimately become final and held to apply to all Palco's timber operations, it may have some or all of the following effects: impose additional permitting requirements, delay approvals of THPs, increase harvesting costs, and add water protection measures beyond those contained in the HCP. Nonetheless, it is not likely that civil penalties will be awarded for operations that occurred prior to the Court's decision due to the historical reliance by timber companies on the regulation and the Company's belief that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. While the impact of a conclusion to this case that upholds the October 14, 2003, ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company's financial condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the Court's interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case. On June 1, 2004, the Court denied a motion by Palco requesting that the Court permit an intermediate appeal of its October 14 ruling.

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

      On February 25, 2003, the District Attorney of Humboldt County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that Palco, the Company and Salmon Creek used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. In response to motions filed by the
Company and Palco for sanctions and dismissal of this suit, on April 30, 2004, the Court issued a ruling requiring the District Attorney to amend his suit to prove that "extrinsic" fraud occurred. In addition, the Court eliminated the remedies being sought, other than for civil penalties, and suggested that it would be inappropriate to base civil penalties on the additional trees harvested. The Court also ruled that it declined "at this juncture" to impose sanctions on the District Attorney. The Company believes that this suit is without merit and that the April 30 ruling diminished significantly its exposure with respect to this matter; however, there can be no assurance that the Company will ultimately prevail or that an adverse outcome would not be material to the
Company's financial condition, results of operations and/or liquidity.

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

      On November 16, 2001, Palco filed the THP No. 520 lawsuit alleging that the State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF's decision,
Palco appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision, and in January 2003, the Superior
Court granted Palco's request for an order invalidating the imposition of these additional measures. The State Water Board appealed this decision and on March
18, 2004 the appellate court reversed the decision of the Superior Court. The appellate court's decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon
Palco's timber harvesting beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810. Palco has filed a petition for review of the appellate court's decision by the California
Supreme Court, which has agreed to review the decision.

4.    COMPREHENSIVE LOSS AND MEMBER DEFICIT

      Comprehensive loss includes the following (in millions):

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                               -------------------------  -------------------------
                                                                   2004         2003          2004         2003
                                                               ------------ ------------  -----------  ------------
Net loss.....................................................  $      (7.6) $      (3.7)  $    (12.3)  $      (8.5)
Other comprehensive loss:
   Net change in fair value of available-for-sale investments         (0.4)           -         (0.7)         (0.1)
                                                               ------------ ------------  -----------  ------------
Total comprehensive loss.....................................  $      (8.0) $      (3.7)  $    (13.0)  $      (8.6)
                                                               ============ ============  ===========  ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           ------------------------
                                                                                              2004          2003
                                                                                           ----------   -----------

Balance at beginning of period..........................................................  $   (411.2)  $    (405.5)
Comprehensive loss......................................................................       (13.0)         (8.6)
                                                                                          -----------  ------------
Balance at end of period................................................................  $   (424.2)  $    (414.1)
                                                                                          =========================

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

                                        THREE MONTHS ENDED JUNE 30, 2004       THREE MONTHS ENDED JUNE 30, 2003
                                     -------------------------------------- ---------------------------------------
                                                    PRICE                                    PRICE
                                        MBFES       $/MBFE       REVENUES      MBFES         $/MBFE      REVENUES
                                     ----------  ------------  ------------ -----------  ------------  ------------
Redwood............................     15,400   $       758   $      11.7      20,400   $       676   $      13.8
Douglas Fir........................      3,300           487           1.5       2,700           428           1.2
Other..............................        400           226           0.1         300           384           0.1
                                     ----------                ------------ -----------                ------------
                                        19,100           700   $      13.3      23,400           644   $      15.1
                                     ==========                ============ ===========                ============

                                         SIX MONTHS ENDED JUNE 30, 2004         SIX MONTHS ENDED JUNE 30, 2003
                                     -------------------------------------- ---------------------------------------
                                                    PRICE                                    PRICE
                                        MBFES       $/MBFE       REVENUES      MBFES         $/MBFE      REVENUES
                                     ----------  ------------  ------------ -----------  ------------  ------------
Redwood............................     35,200   $       735   $      25.9      47,000    $      661   $      31.1
Douglas Fir........................      6,800           466           3.1       5,700           383           2.2
Other..............................        800           202           0.2         800           286           0.2
                                     ----------                ------------ -----------                ------------
                                        42,800           683   $      29.2      53,500           626   $      33.5
                                     ==========                ============ ===========                ============

      For the three months ended June 30, 2004, the Company experienced a decrease in log revenues compared to the three months ended June 30, 2003, due predominately to a decrease in the volume of larger redwood logs delivered;
however, this decrease was offset somewhat by a realized price increase of 12%
for redwood logs.

      For the six months ended June 30, 2004, the Company experienced a decrease in redwood log volume of 25% compared to the same period of 2003. Increases in average realized prices of redwood logs of 11% slightly offset the impact of the decrease in redwood log volumes.

      Operating Income and Net Loss
      Operating income for the three and six months ended June 30, 2004 declined from the prior year period due to the decrease in log sales discussed above.
Results for the three and six months ended June 30, 2004 benefitted, however, from a decline in expenses, principally as a result of a lower volume of harvest.

      The net loss between 2003 and 2004 for both the three and six month periods increased due to lower operating income discussed above and low returns on investments, offset by a decrease in interest expense.

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

      On June 30, 2004, the Company had unused availability of $44.5 million under the Line of Credit, and there was $13.0 million outstanding under this facility. As a result of the note payment date in July 2004 discussed below, outstanding borrowings under the Line of Credit increased to $39.7 million, and unused availability decreased to $17.3 million as of July 31, 2004.

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

      On the note payment date in July 2004, the Company used $26.6 million (net of $2.1 million of additional interest due in respect of Timber Notes held by the Company) of the funds available under the Line of Credit to pay the entire amount of interest due. The Company repaid $4.5 million of principal on the
Timber Notes (an amount equal to Scheduled Amortization) using funds held in the
SAR Account.

      With respect to the note payment date in January 2005, the Company expects to use the funds available under the Line of Credit to pay the entire $26.5 million of interest which will be due (net of $2.0 million of additional interest which would be due in respect of Timber Notes held by the Company). The
Company expects to repay $12.3 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      During the first six months of 2004, $4.8 million of funds from the SAR
Account were used to repurchase $5.0 million principal amount of Timber Notes, as permitted under the Indenture, resulting in a small gain (net of unamortized deferred financing costs) on the repurchase of debt.

      On June 8, 2004, Standard & Poor's Ratings Service announced that it was lowering its ratings on all classes of the Timber Notes. Ratings on the Class
A-1 Timber Notes were lowered from BBB+ to BBB-; ratings on the Class A-2 Timber
Notes were lowered from BBB to BB; and ratings on the Class A-3 Timber Notes were lowered from BB to B. Standard & Poor's also indicated that all ratings were removed from the agency's negative CreditWatch, where they were placed in
November 2002, and that the lowered ratings reflect the negative impact that depressed timber prices, lower harvest levels and higher capital/operating costs have had on the Company's cash flow available for debt service.

      With respect to short-term liquidity, the Company believes that cash flows from operations and funds available under the Line of Credit (in respect of interest payments) and the SAR Account (in respect of principal payments), should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations for the next twelve months, including the July 2005 note payment date; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although the Company believes that cash flows from operations and funds available under the Line of
Credit and the SAR Account should be adequate to meet its working capital, capital expenditure and debt service obligations, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, liquidity, capital resources and results of operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in Note 3.

      Palco will require funds available under its credit agreement in order to meet its working capital and capital expenditure requirements for the next year.
Furthermore, Palco's cash flows from operations may be adversely affected by diminished availability of logs from the Company, lower lumber prices, adverse weather conditions, and pending legal, regulatory and environmental matters.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off-balance sheet financing or unconsolidated special purpose entities. The Company does not utilize interest rate swaps, hedging arrangements or any other type of derivative instruments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      See Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Critical Accounting Policies and Estimates" of the
Form 10-K for a discussion of the Company's critical accounting policies and estimates. There have been no material changes to the Company's critical accounting policies and estimates provided in the Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates under the Line of
Credit, which was established in conjunction with the offering of the Timber
Notes. As of June 30, 2004, there were $13.0 million in borrowings outstanding under the Line of Credit. Based on the amount of borrowings outstanding under the Line of Credit during the six months ended June 30, 2004, the impact of a 1%
change in interest rates effective from the beginning of the year would not have been material to the Company's interest expense for the period.

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

           * 31.1  Section 302 Certification of Chief Executive Officer
           * 31.2  Section 302 Certification of Chief Financial Officer
           * 32.1  Section 906 Certification of Chief Executive Officer
           * 32.2  Section 906 Certification of Chief Financial Officer

      * Included with this filing

      B.      REPORTS ON FORM 8-K:

      Since the filing of the Company's Quarterly Report on Form 10-Q for the
quarter ended March 31, 2004, the Company has filed or furnished on the dates indicated the following current reports on Form 8-K:

      On May 20, 2004, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On June 21, 2004, the Company filed a current report on Form 8-K (under
Item 9), related to the filing of a certificate in respect of the Company's
Timber Notes.

      On July 21, 2004, the Company filed a current report on Form 8-K (under
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

                                                     SCOTIA PACIFIC COMPANY LLC

Date: August 12, 2004                 By:                   /S/     GARY L. CLARK
                                         ---------------------------------------------------------------
                                                            Gary L. Clark
                                             Vice President - Finance and Administration
                                             (Principal Financial and Accounting Officer)

                                                                     APPENDIX A

                            GLOSSARY OF DEFINED TERMS

Set forth below is a listing of all terms used in this Report.

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

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection
Information Association, Sierra Club v. California Department of Forestry and
Fire Protection, California Department of Fish and Game, The Pacific Lumber
Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. pending in the Superior Court of Humboldt County, California (No. CV990445)

Federal Permits:  The Permits issued by the federal government pursuant to the HCP

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003

Harvest Value Schedule: A schedule setting forth SBE Prices which is published biannually by the California State Board of Equalization for purposes of computing yield taxes on timber sales

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

Salmon Creek:  Salmon Creek LLC, a wholly owned subsidiary of Palco

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

State Board of Equalization: The California State Board of Equalization

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
(No. CV990452) pending in the Superior Court of Sacramento County, California