Form 10-Q
period 2004-09-30
SCOTIA PACIFIC CO LLC
filed 2004-11-15
CIK 1066797

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

         Item 1.   Legal Proceedings
         Item 6.   Exhibits
         Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                                                       2004          2003
                                                                                                    -----------  ------------
                                                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash, cash equivalents, and restricted cash...................................................   $      3.5   $       5.2
   Marketable securities, restricted.............................................................         25.1          22.2
   Receivables from Palco........................................................................          7.8           4.9
   Prepaid timber harvesting costs...............................................................          6.0           5.6
   Other current assets..........................................................................          1.5           1.2
                                                                                                    -----------  ------------
      Total current assets.......................................................................         43.9          39.1
Timber and timberlands, net of accumulated depletion of $288.2 and
   $282.2, respectively..........................................................................        226.6         230.0
Property and equipment, net of accumulated depreciation of $19.0 and
    $17.1, respectively..........................................................................         27.3          25.7
Deferred financing costs, net....................................................................         12.3          13.5
Restricted cash, marketable securities and other investments.....................................         15.1          35.4
Other assets.....................................................................................          4.1           4.7
                                                                                                    -----------  ------------
                                                                                                    $    329.3   $     348.4
                                                                                                    ===========  ============

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Payables to Palco.............................................................................   $      1.0   $       0.9
   Accrued interest..............................................................................         10.5          24.5
   Other accrued liabilities.....................................................................          2.8           2.4
   Short-term borrowings ........................................................................         31.4             -
   Current maturities of long-term debt, excluding $7.0 and $4.6, respectively,
    of repurchased Timber Notes held in the SAR Account..........................................         18.0          17.6
                                                                                                    -----------  ------------
      Total current liabilities..................................................................         63.7          45.4
Long-term debt, less current maturities and excluding $51.8 and $54.3, respectively,
   of repurchased Timber Notes held in the SAR Account...........................................        691.4         713.9
Other noncurrent liabilities.....................................................................          0.3           0.3
                                                                                                    -----------  ------------
      Total liabilities..........................................................................        755.4         759.6
                                                                                                    -----------  ------------

Contingencies (See Note 3)

Member deficit...................................................................................       (426.1)       (411.2)
                                                                                                    -----------  ------------
                                                                                                    $    329.3   $     348.4
                                                                                                    ===========  ============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                                STATEMENT OF LOSS
                            (IN MILLIONS OF DOLLARS)

                                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                                         -------------------------  -------------------------
                                                                              2004       2003           2004        2003
                                                                         ------------ ------------  -----------  ------------
                                                                                             (UNAUDITED)

Log sales to Palco.....................................................  $      21.7  $      22.4   $     50.9   $      55.9
                                                                         ------------ ------------  -----------  ------------
Operating expenses:
   General and administrative..........................................          6.4          6.1         16.3          16.5
   Depletion, depreciation and amortization............................          3.3          3.7          8.6           9.8
   Gain on sales of timberlands and other assets.......................            -            -             -         (0.8)
                                                                         ------------ ------------  -----------  ------------
                                                                                 9.7          9.8         24.9          25.5
                                                                         ------------ ------------  -----------  ------------

Operating income.......................................................         12.0         12.6         26.0          30.4
                                                                         ------------ ------------  -----------  ------------

Other income (expense):
   Interest and other income (expense).................................         (0.2)         1.0          1.1           3.2
   Interest expense....................................................        (13.8)       (14.1)       (41.4)        (42.6)
                                                                         ------------ ------------  -----------  ------------
Net loss...............................................................  $      (2.0) $      (0.5)  $    (14.3)  $      (9.0)
                                                                         ============ ============  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                       NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                    -------------------------
                                                                                                       2004          2003
                                                                                                    ----------   ------------
                                                                                                          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .....................................................................................   $    (14.3)  $      (9.0)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
      Gain on repurchase of debt.................................................................            -          (0.4)
      Gain on sales of timberlands and other assets..............................................            -          (0.8)
      Depletion, depreciation and amortization...................................................          8.6           9.8
      Amortization of deferred financing costs...................................................          1.0           1.0
      Increase (decrease) in cash resulting from changes in:
        Receivables from Palco...................................................................         (2.9)         (5.9)
        Prepaid timber harvesting costs..........................................................         (0.4)          1.2
        Payables to Palco........................................................................          0.1           0.5
        Accrued interest.........................................................................        (14.0)        (14.2)
        Other accrued liabilities................................................................          0.4           0.8
        Other....................................................................................         (0.3)         (0.6)
                                                                                                    -----------  ------------
        Net cash used for operating activities...................................................        (21.8)        (17.6)
                                                                                                    -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of timberlands and other assets...........................................            -           3.2
   Capital expenditures..........................................................................         (6.1)         (5.9)
                                                                                                    -----------  ------------
        Net cash used for investing activities...................................................         (6.1)         (2.7)
                                                                                                    -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on Timber Notes and other timber related debt..............................        (17.2)        (16.5)
   Net changes in restricted cash................................................................         12.0           9.8
   Borrowings under line of credit agreement, net................................................         31.4          20.3
                                                                                                    -----------  ------------
        Net cash provided by financing activities................................................         26.2          13.6
                                                                                                    -----------  ------------

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH......................................         (1.7)         (6.7)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD................................          5.2          10.1
                                                                                                    -----------  ------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD......................................   $      3.5   $       3.4
                                                                                                    ===========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash.....................................................   $      4.8   $       3.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid.................................................................................   $     54.3   $      55.9

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

      The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company at September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. The Company is a wholly owned subsidiary of Palco which is a wholly owned subsidiary of MGI. MGI is an indirect wholly owned subsidiary of MAXXAM.

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

      With respect to the note payment date in January 2005, the Company expects to use the funds available under the Line of Credit to pay the entire $26.3 million of interest which will be due (net of $2.2 million of additional interest which would be due in respect of Timber Notes held by the Company). The
Company expects to repay $10.8 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      As discussed further in Note 3, regulatory compliance and litigation have caused and may continue to cause delays in harvesting, which could result in a decline in harvest.

      With respect to short-term liquidity, the Company believes that cash flows from operations and funds available under the Line of Credit (in respect of interest payments) and the SAR Account (in respect of principal payments), should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations for the next twelve months; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although the Company believes that cash flows from operations and funds available under the Line of Credit and the SAR Account should be adequate to meet its working capital, capital expenditure and debt service obligations, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, liquidity, capital resources and results of operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in Note 3.

2.    RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      The following amounts are restricted under the terms of the Company's debt agreements (in millions):

                                                                                                   SEPTEMBER 30, DECEMBER 31,
                                                                                                        2004         2003
                                                                                                    -----------  ------------
Current assets:
   Restricted cash and cash equivalents..........................................................   $        -   $       1.4
   Marketable securities, restricted:
      Amounts held in SAR Account................................................................         25.1          22.2
                                                                                                    -----------  ------------
                                                                                                          25.1          23.6
Long-term restricted cash, cash equivalents, marketable securities and other investments:
   Amounts held in SAR Account...................................................................         66.9          87.7
   Other amounts restricted under the Indenture..................................................          2.5           2.5
   Less:  Amounts attributable to Timber Notes held in
      SAR Account................................................................................        (54.3)        (54.8)
                                                                                                    -----------  ------------
                                                                                                          15.1          35.4
                                                                                                    -----------  ------------
Total restricted cash, cash equivalents, marketable securities and other
   investments...................................................................................   $     40.2   $      59.0
                                                                                                    ===========  ============

3.    CONTINGENCIES

      Regulatory and environmental matters play a significant role in the
Company's business, which is subject to a variety of California and federal laws and regulations, as well as the HCP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

      Environmental Plans
      From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP. The SYP was intended to comply with regulations of the
California Board of Forestry and Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period would not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have a sustained yield plan to follow an alternative procedure to document compliance with the sustained yield requirements. As discussed below, on October 31, 2003, the Court hearing the
EPIC-SYP/Permits lawsuit entered a judgment invalidating the SYP and the
California Permits. As a result of an earlier stay order issued in this case, the Company has since October 2002 been obtaining review and approval of THPs under this alternative procedure and expects to follow this procedure for the foreseeable future.

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

      Under the California Water Quality Control Act and the CWA, the EPA is
required to establish TMDLs in water courses that have been declared to be
"water quality impaired." The EPA and the North Coast Water Board are in the
process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. The final
TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Since the 2002-2003 winter operating period, the Company and Palco have been required to submit "Reports of Waste Discharge" to the North Coast Water
Board each year in order to conduct winter harvesting activities in the Elk
River and Freshwater watersheds. After consideration of these reports, the North
Coast Water Board imposed requirements on the Company and Palco to implement additional mitigation and erosion control practices in these watersheds for the last two winter operating periods. In addition, the North Coast Water Board has extended the requirements for certain mitigation and erosion control practices to the Bear, Jordan and Stitz watersheds. Reporting and mitigation requirements imposed by the North Coast Water Board have modestly increased operating costs and may in the future further increase costs, cause delays in THP approvals or lower harvest levels. In addition, the North Coast Water Board has issued the
Elk River Order which is aimed at addressing existing sediment production sites in the Elk River watershed through clean up actions. The North Coast Water Board has also initiated the process which could result in similar orders for the
Freshwater and Bear Creek watersheds, and is contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk River Order has resulted in increased costs to Palco that could extend over a number of years. Additional orders in other watersheds (should they be issued) may also result in increased costs. Palco's appeal of the Elk River Order to the State Water Board was denied. Palco is in the process of appealing in state court the decision of the
State Water Board. These matters could reduce harvest levels as Palco is not able to readily move its harvesting activities between watersheds due to, among other things, historic harvest patterns, adjacency restrictions, and the age classes of trees.

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

      In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged, among other things, various violations of the CESA and the California
Environmental Quality Act, and challenged, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California's approval of the SYP and the California
Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, the USWA lawsuit, a similar action, was filed challenging the validity and legality of the SYP. The
EPIC-SYP/Permits and USWA lawsuits were consolidated for trial. On October 31,
2003, the Court entered a judgment invalidating the SYP and the California
Permits due to several deficiencies in agency procedures and the failure of the
Company and Palco to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling was to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and a minor reduction in 2003 harvesting that had been expected from these specific THPs. As a result of this case, the
Company has since October 2002, when the Court issued a stay order preventing future reliance upon the SYP, been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits and expects to follow this procedure for the foreseeable future. In November 2003, Palco appealed the October 31, 2003, decision. In January 2004, the plaintiffs in these lawsuits filed claims against the defendants totaling $5.8 million for reimbursement of attorneys fees and other expenses incurred in connection with these matters, and the trial judge granted the request for reimbursement on September 24, 2004. Palco and the State of California have appealed this decision.

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
The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's decision and its application to actual operations. Should the decision ultimately become final and be held to apply to all Palco's timber operations, it may have some or all of the following effects: impose additional permitting requirements, delay approvals of THPs, increase harvesting costs, and add water protection measures beyond those contained in the HCP. Nonetheless, it is not likely that civil penalties will be awarded for operations that occurred prior to the Court's decision due to the historical reliance by timber companies on the regulation and the Company's belief that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. While the impact of a conclusion to this case that upholds the October 14, 2003, ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company's financial condition, results of operations or liquidity.
Nevertheless, due to the numerous ways in which the Court's interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

      In November 2002, the Cook and the Cave actions were filed which name
Palco and certain affiliates as defendants. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions. The Cook action alleges, among other things, that defendants'
logging practices have contributed to an increase in flooding along Freshwater
Creek (which runs through the Company's timberlands), resulting in personal injury and damage to the plaintiffs' properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed (a portion of which is contained on the Company's timberlands). The
Company does not believe the resolution of these actions should result in a material adverse effect on its financial condition, results of operations or liquidity.

      In February 2003, the District Attorney of Humboldt County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that Palco, the Company and Salmon Creek used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. In response to motions filed by the
Company and Palco for sanctions and dismissal of this suit, on April 30, 2004, the Court issued a ruling requiring the District Attorney to amend his suit to prove that "extrinsic" fraud occurred. In addition, the Court eliminated the remedies being sought, other than for civil penalties, and suggested that it would be inappropriate to base civil penalties on the additional trees harvested. The Court also ruled that it declined "at this juncture" to impose sanctions on the District Attorney. The Company believes that this suit is without merit and that the April 30 ruling diminished significantly its exposure with respect to this matter; however, there can be no assurance that the Company will ultimately prevail or that an adverse outcome would not be material to the
Company's financial condition, results of operations and/or liquidity.

      In December 2003, the HWC 2003 lawsuit, naming the Company and Palco as real parties in interest, was filed. The plaintiffs allege that the North Coast
Water Board should have required waste discharge reports in respect of all timber harvesting activities in the Freshwater and Elk River watersheds, and are seeking to have this requirement imposed on the Company and Palco. The Company does not believe that the resolution of this action should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On November 2, 2004, the EPIC-USFWS/NOAA lawsuit was filed. The lawsuit alleges that two federal agencies have violated certain federal laws and related regulations in connection with their oversight of the HCP and Federal Permits.
The plaintiff also alleges that the Federal Permit for the northern spotted owl was unlawfully issued and that the Company and Palco violated California's unfair competition law by using false advertising and making misleading environmental claims. The plaintiff seeks a variety of remedies including requiring additional actions by the federal agencies and precluding them from authorizing take of the northern spotted owl, an injunction requiring the
Company and Palco to cease certain alleged unlawful activities, as well as restitution and remediation by the Company and Palco. The Company and Palco are
still in the process of evaluating this lawsuit.

      The Van Duzen THPs lawsuit was filed on November 4, 2004, seeking a writ of mandate to stay or set aside CDF's approval of six THPs along the Van Duzen
River submitted by the Company and Palco. The plaintiffs allege that these THPs rely on information submitted to CDF by the Company and Palco intended to demonstrate the Company's and Palco's compliance with California's sustained yield requirements that was not made available for public review and comment. In addition to the relief described above, the plaintiffs seek a writ of mandate ordering CDF to conduct further review and analysis of the six THPs and to refrain from reliance on the information not made public. The Company and Palco are still in the process of evaluating this lawsuit.

      In November 2001, Palco filed the THP No. 520 lawsuit alleging that the
State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF's decision,
Palco appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision, and in January 2003, the Superior
Court granted Palco's request for an order invalidating the imposition of these additional measures. The State Water Board appealed this decision and on March
18, 2004 the appellate court reversed the decision of the Superior Court. The appellate court's decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon
Palco's timber harvesting beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810. Palco has filed a petition for review of the appellate court's decision by the California
Supreme Court, which has agreed to review the decision.

4.    COMPREHENSIVE LOSS AND MEMBER DEFICIT

      Comprehensive loss includes the following (in millions):

                                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                                         -------------------------  -------------------------
                                                                              2004        2003          2004         2003
                                                                         ------------ ------------  -----------  ------------
Net loss...............................................................  $      (2.0) $      (0.5)  $    (14.3)  $      (9.0)
Other comprehensive income (loss):
   Net change in fair value of available-for-sale investments                    0.1         (0.1)        (0.6)         (0.2)
                                                                         ------------ ------------  -----------  ------------
Total comprehensive loss...............................................  $      (1.9) $      (0.6)  $    (14.9)  $      (9.2)
                                                                         ============ ============  ===========  ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                                       NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                    -------------------------
                                                                                                        2004          2003
                                                                                                     ----------   -----------

Balance at beginning of period...................................................................   $   (411.2)  $    (405.5)
Comprehensive loss...............................................................................        (14.9)         (9.2)
                                                                                                    -----------  ------------
Balance at end of period.........................................................................   $   (426.1)  $    (414.7)
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

                                         THREE MONTHS ENDED SEPTEMBER 30, 2004   THREE MONTHS ENDED SEPTEMBER 30, 2003
                                         -------------------------------------- ---------------------------------------
                                                         PRICE                                   PRICE
                                            MBFES       $/MBFE       REVENUES      MBFES        $/MBFE       REVENUES
                                         ----------  ------------  ------------ -----------  ------------  ------------
Redwood................................     19,900   $       811   $      16.2      26,200   $       691   $      18.1
Douglas Fir............................      9,800           545           5.3       8,200           502           4.1
Other..................................        500           351            .2         800           216           0.2
                                         ----------                ------------ -----------                ------------
                                            30,200           717   $      21.7      35,200           636   $      22.4
                                         ==========                ============ ===========                ============

                                          NINE MONTHS ENDED SEPTEMBER 30, 2004    NINE MONTHS ENDED SEPTEMBER 30, 2003
                                         -------------------------------------- ---------------------------------------
                                                         PRICE                                    PRICE
                                           MBFES        $/MBFE       REVENUES         MBFES      $/MBFE      REVENUES
                                         ----------  ------------  ------------ -----------  ------------  ------------
Redwood................................     55,200   $       762   $      42.1      73,200    $      672   $      49.2
Douglas Fir............................     16,500           513           8.5      13,900           453           6.3
Other..................................      1,300           259            .3       1,600           250           0.4
                                         ----------                ------------ -----------                ------------
                                            73,000           697   $      50.9      88,700           630   $      55.9
                                         ==========                ============ ===========                ============

      For the three months ended September 30, 2004, the Company experienced a
10% decrease in redwood log revenues compared to the three months ended
September 30, 2003, due predominately to a decrease in the volume of larger redwood logs sold; however, this decrease was offset somewhat by a realized price increase of 17% for redwood logs.

      For the nine months ended September 30, 2004, the Company experienced a decrease in redwood log volume of 25% compared to the same period of 2003. A 13%
increase in the average realized price for redwood logs somewhat offset the impact of the decrease in redwood log volume. A 19% increase in Douglas-fir volume and a 13% increase in the average realized price for Douglas fir logs, during the nine months ended September 30, 2004, compared to the same period of
2003, also offset the decrease in redwood log revenue. Although the number of harvested redwood logs was comparable between the nine months ended September
30, 2004, and the nine months ended September 30, 2003, the decrease in redwood volume is primarily attributable to a smaller size-class of log available in current timber harvest plans compared to the prior year period.

      Operating Income and Net Loss
      Operating income for the three and nine months ended September 30, 2004 declined from the prior year period due to the decrease in log sales discussed above.

      The net loss between 2003 and 2004 for both the three and nine month periods increased due to lower operating income discussed above and decreases in gains resulting from sales of timberlands and repurchases of debt, and low returns on investments.

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

       On September 30, 2004, the Company had unused availability of $25.6 million under the Line of Credit, and there was $31.4 million outstanding under this facility.

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

      With respect to the note payment date in January 2005, the Company expects to use the funds available under the Line of Credit to pay the entire $26.3 million of interest which will be due (net of $2.2 million of additional interest which would be due in respect of Timber Notes held by the Company). The
Company expects to repay $10.8 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      During the first nine months of 2004, $4.8 million of funds from the SAR
Account were used to repurchase $5.0 million principal amount of Timber Notes, as permitted under the Indenture, resulting in a small gain (net of unamortized deferred financing costs) on the repurchase of debt.

      Subsequent to September 30, 2004, $5.7 million of funds from the SAR
Account were used to repurchase $5.7 million principal amount of Timber Notes, as permitted under the Indenture, resulting in a loss of $0.3 million (net of unamortized deferred financing costs) on the repurchase of debt.

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

      With respect to short-term liquidity, the Company believes that cash flows from operations and funds available under the Line of Credit (in respect of interest payments) and the SAR Account (in respect of principal payments), should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations for the next twelve months; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although the Company believes that cash flows from operations and funds available under the Line of Credit and the SAR Account should be adequate to meet its working capital, capital expenditure and debt service obligations, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, liquidity, capital resources and results of operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in Note 3.

      Palco, which has historically purchased all of the Company's logs, will require funds available under its credit agreement in order to meet its working capital and capital expenditure requirements for the next year. Furthermore,
Palco's cash flows from operations may be adversely affected by diminished availability of logs from the Company, lower lumber prices, adverse weather conditions, and pending legal, regulatory and environmental matters.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates under the Line of
Credit, which was established in conjunction with the offering of the Timber
Notes. As of September 30, 2004, there were $31.4 million in borrowings outstanding under the Line of Credit. Based on the amount of borrowings outstanding under the Line of Credit during the nine months ended September 30,
2004, the impact of a 1% change in interest rates effective from the beginning of the year would not have been material to the Company's interest expense for the period.

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

                                               SCOTIA PACIFIC COMPANY LLC

Date: November 12, 2004             By:        /S/     GARY L. CLARK
                                       --------------------------------------------------
                                                       Gary L. Clark
                                          Vice President - Finance and Administration
                                          (Principal Financial and Accounting Officer)

                                                                   APPENDIX A

                            GLOSSARY OF DEFINED TERMS

Set forth below is a list of all terms used in this Report.

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

EPIC-USFWS/NOAA lawsuit:  An action entitled Environmental Protection Information
Center v. U.S. Fish & Wildlife Service, NOAA Fisheries, et al. (No. C04-4647),
pending in U.S. Court for the Northern District of California

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

State Board of Equalization:  The California State Board of Equalization

State Water Board:  California State Water Resources Control Board

SYP:  The sustained yield plan approved in March 1999 in connection with the consummation of the Headwaters Agreement

take:  Adverse impacts on species which have been designated as endangered or threatened

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
(No. CV990452) pending in the Superior Court of Sacramento County, California

Van Duzen THPs lawsuit:  An action entitled Environmental Protection Information
Center, et al. v. California Department of Forestry and Fire Protection, et al.
(No. CV04-0809), pending in the Superior Court of Humboldt County, California