Form 10-K
period 2004-12-31
SCOTIA PACIFIC CO LLC
filed 2005-03-16
CIK 1066797

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

For the fiscal year ended December 31, 2004     Commission File Number 333-63825

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

   Item 1.    Business

   Item 2.    Properties

   Item 3.    Legal Proceedings

   Item 4.    Submission of Matters to a Vote of Security Holders

                                      Part II

   Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities

   Item 6.    Selected Financial Data

   Item 7.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

   Item 8.    Financial Statements and Supplementary Data
                      Report of Independent Registered Public Accounting Firm
                      Balance Sheet
                      Statement of Loss
                      Statement of Cash Flows
                      Notes to Financial Statements

   Item 9.    Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure

   Item 9A.   Controls and Procedures

   Item 9B.   Other Information

                                    Part III

   Items
      10-13.  Not applicable

   Item 14.   Principal Accounting Fees and Services

                                     Part IV

   Item 15.   Exhibits and Financial Statement Schedules

   Signatures

   Index of Exhibits

PART I

ITEM 1.         BUSINESS

General

     Scotia Pacific  Company LLC (the  "Company"),  a special  purpose  Delaware limited liability company wholly owned by The Pacific Lumber Company  ("Palco"), was organized by Palco in May 1998 to facilitate the sale of the Company's 6.55%
Series B Class  A-1  Timber  Collateralized  Notes  due 2028,  (the  "Class  A-1
Notes"),  7.11%  Series B Class A-2  Timber  Collateralized  Notes due 2028 (the
"Class A-2 Notes") and 7.71% Series B Class A-3 Timber  Collateralized Notes due
2028 (the "Class A-3 Notes,"  together  with the Class A-1 Timber  Notes and the
Class A-2 Timber Notes, the "Timber Notes").  The Indenture governing the Timber
Notes is  referred  to  herein  as the  "Indenture."  Palco  is a  wholly  owned subsidiary of MAXXAM Group Inc. ("MGI"), and Palco also wholly owns Salmon Creek
LLC ("Salmon  Creek") and Britt Lumber Co., Inc.  ("Britt").  MGI is an indirect wholly owned  subsidiary of MAXXAM Inc.  ("MAXXAM").  Any reference to a company includes the  subsidiaries of that company unless otherwise noted or the context indicates otherwise.

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

     The Company's operations have been adversely affected by the failure of the
California  North Coast  Regional  Water  Quality  Control  Board to release for harvest a number of the Company's timber  harvesting plans even though the plans have already been  approved by the other  government  agencies  which review its
timber   harvesting   plans  and  are  in  compliance  with  its   comprehensive
multi-species  habitat  conservation  plan. See  "--Regulatory and Environmental
Factors--Water Quality" and See Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Financial Condition and Financing
and Investing Activities."

Timber and Timberlands

     This  section  contains   statements   which  constitute   "forward-looking
statements"   within  the   meaning  of  the  PSLRA.   See  this   section   and
"Business--General"  above  for  cautionary  information  with  respect  to such forward-looking statements.

     The Company owns, and the obligations of the Company under the Timber Notes are secured by, (i) approximately 204,000 acres of timberlands,  (ii) the timber and related  harvesting  rights (the "Company Timber Rights") with respect to an additional approximately 12,200 acres of timberlands that are owned by Palco and
Salmon  Creek,  (iii)  certain  computer  hardware  and  software,  including  a geographic information system ("GIS") containing information on numerous aspects of the Company's  timberlands  (subject to certain  rights of concurrent  use by
Palco) and (iv) certain other assets.  Substantially all of the Company's assets serve as security for the Timber Notes. The timberlands owned by the Company and
the   timberlands   subject  to  the  Company  Timber  Rights  are   hereinafter
collectively referred to as the "Company Timberlands." The timber located on the
Company Timberlands is hereinafter referred to as the "Company Timber."

     In March  1999,  Palco,  the Company and Salmon  Creek  (collectively,  the
"Palco  Companies")   consummated  the  Headwaters  Agreement  (the  "Headwaters
Agreement")  with the United States and  California.  Pursuant to the agreement, approximately  5,600  acres of  timberlands  owned by the Palco  Companies  (the
"Headwaters  Timberlands")  were transferred to the United States  government in exchange for (i) an aggregate of $300.0 million,  (ii) approximately 7,700 acres of  timberlands,  and (iii)  approval by the federal  and state  governments  of habitat  conservation and sustained yield plans (the  "Environmental  Plans") in respect of substantially all of the Company Timberlands.  California also agreed to offer to purchase  other  timberlands  owned by the Company and Palco  (which purchases were subsequently consummated).

     Timber generally is categorized by species and the age of a tree when it is harvested. "Old growth" trees are often defined as trees which have been growing for approximately 200 years or longer,  and "young growth" trees are those which have been growing for less than 200 years.  The forest products  industry grades lumber  into  various  classifications  according  to  quality.  The  two  broad categories  into which all grades fall based on the absence or presence of knots are called "upper" and "common"  grades,  respectively.  Old growth trees have a higher  percentage  of upper grade lumber than young growth  trees.  The overall supply of premium  upper grade lumber has  diminished  greatly due to increasing environmental and regulatory restrictions and other factors.

     The Company  Timber is  comprised  of  predominantly  young  growth and old growth redwood,  Douglas-fir and other conifer  timber.  The Company's  conifers consist (by volume) of approximately 66% redwood, 30% Douglas-fir,  and 4% other conifer timber. In May 2002, the first timber cruise of the Company  Timberlands since 1986 was completed.  The results of the timber cruise provided the Company with an estimate of the volume of merchantable  Company Timber.  The 2002 cruise data reflected a 0.1 million MBF decrease in estimated  overall timber volume as compared to the  estimated  volumes  reported as of December  31, 2001 using the
1986 cruise data  (adjusted for harvest and estimated  growth).  The 2002 cruise data indicated that the Company Timber has significantly  less old growth timber than  estimated as of December 31, 2001,  using the 1986 cruise data.  There was also an estimated  increase in young growth  timber  volume  almost equal to the estimated  decrease in old growth  timber  volume.  This shift in timber  volume between  classifications  decreased the overall  timber volume  reported in Mbfe
(see the following paragraph) by 0.2 to 2.9 million. These timber volume numbers do not reflect substantial  quantities of sub-merchantable trees which exist but are not yet mature enough to be included within the inventory of Company Timber.

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

     The Company and Palco engage in extensive efforts to supplement the natural regeneration  of the  Company  Timber and  increase  the amount of timber on the
Company Timberlands.  The Company is required to comply with California forestry regulations  regarding  reforestation,  which generally  require that an area be reforested to specified  standards within an established period of time. Palco's regeneration  efforts are required by, and  conducted  pursuant to, the Services
Agreement   described  below  (see   "--Operation   of  Company   Timberlands").
Regeneration of redwood timber generally is accomplished through redwood sprouts from harvested trees and the planting of redwood seedlings at levels designed to optimize growth.  Douglas-fir  timber is regenerated almost entirely by planting seedlings.  During  2004,  Palco  planted an  estimated  1,350,000  redwood  and
Douglas-fir seedlings on the Company Timberlands.

     California law requires large timberland owners,  including the Company, to demonstrate  that their timber  operations  will not  decrease  the  sustainable productivity of their  timberlands.  The applicable  regulations  require timber companies  to project  timber  growth and  harvest on their  timberlands  over a
100-year  planning period and to demonstrate  sustained  yield,  i.e. that their projected  average  annual  harvest for any decade within the 100-year  planning period  will  not  exceed  the  average  annual  growth  level at the end of the
100-year  planning  period. A timber company may comply with this requirement by submitting a sustained  yield plan to the California  Department of Forestry and
Fire Protection  ("CDF") for review and approval.  Timber companies which do not have a sustained  yield plan are allowed to follow  alternative  procedures (see below).

     The  Company is also  subject to federal and state laws  providing  for the protection and  conservation  of wildlife  species which have been designated as endangered or threatened, certain of which are found on the Company Timberlands.
These laws generally  prohibit certain adverse impacts on such species (referred to as a "take"),  except for  incidental  take  which  does not  jeopardize  the continued  existence of the affected  species and is made in accordance  with an approved habitat conservation plan and related incidental take permit. A habitat conservation  plan  analyzes  the impact of the  incidental  take and  specifies measures  to  monitor,  minimize  and  mitigate  such  impact.  As  part  of the
Headwaters   Agreement,   the  federal  and  state   governments   approved  the
Environmental Plans, which consisted of a sustained yield plan (the "SYP") and a multi-species habitat conservation plan (the "HCP"), in respect of substantially all of the Company  Timberlands.  However, in connection with two lawsuits filed against Palco and the Company,  a California  court  invalidated the SYP and the
incidental   take  permits   issued  by  California   in  connection   with  the
Environmental  Plans (the  "California  Permits"),  a decision  which  Palco has appealed. See Item 3, "Legal Proceedings."

     As a result  of these  cases,  the  Company  has  since  October  2002 been obtaining review and approval of its timber  harvesting plans ("THPs") under the alternative  procedure in the California  forest practice rules known as "Option
C." Option C is available to landowners who have submitted an "Option A" plan to the CDF for review (as was done by the Palco Companies),  and may be used during the review and approval  period for the Option A plan. An approved Option A plan is an alternative to obtaining  approval of a sustained  yield plan. In December
2004,  the Palco  Companies  revised and  resubmitted  the Option A plan,  which document (the "Option A Plan") is currently under review by the CDF.

Operation of Company Timberlands

     The Company's  foresters,  wildlife and fisheries  biologists,  geologists, botanists and other personnel provide a number of forest stewardship techniques, including protecting the Company Timber from forest fires, erosion,  insects and
other  damage,  overseeing  reforestation   activities,   and  implementing  and
monitoring environmental and regulatory compliance. The Company's personnel also prepare  THPs and  maintain  and update  the GIS that  contains  information  on numerous aspects of the Company Timberlands.  See "--Harvesting Practices" below for a description of the Company's GIS updating  process and the THP preparation process.

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
However,  the timing and amount of log purchases by Palco is affected by factors outside the  control of the  Company,  including  regulatory  and  environmental factors,  the financial condition of Palco, and the supply and demand for lumber products  (which,  in  turn,  will  be  influenced  by  demand  in the  housing, construction  and  remodeling  industries).  See  "Management's  Discussion  and
Analysis of Financial Condition and Results of  Operations--Financial  Condition
and  Financing  and  Investing  Activities"  for recent  developments  regarding
Palco's financial condition.

     The Company relies on Palco to provide a number of operational,  management and related  services  not  performed by its own  employees  with respect to the
Company Timberlands pursuant to a services agreement (the "Services Agreement").
These services include protecting the Company Timberlands from fire, disease and insects;  maintaining  and  rehabilitating  roads  on the  Company  Timberlands;
building new roads to permit the harvesting of Company Timber; providing certain timber management  services,  such as replanting and reforestation,  designed to supplement  the natural  regeneration  of, and increase  the amount of,  Company
Timber;  assisting the Company to comply with all applicable environmental laws;
advising  and  consulting  with  the  Company  regarding   legislative  matters;
preparing  and filing on behalf of the Company (at Palco's  cost) all  pleadings and  motions,  and  otherwise  diligently  pursuing,  appeals  of any denial and defense of any  challenge to approval of any THP or the  Environmental  Plans or similar  plan or permit  and  related  matters;  and  otherwise  furnishing  all equipment,  personnel  and expertise  not within the  Company's  possession  and
reasonably   necessary  for  the  operation  and   maintenance  of  the  Company
Timberlands and the Company Timber.

     Palco is required to provide all services under the Services Agreement in a manner consistent in all material respects with prudent business practices which are  consistent  with  then-current  applicable  industry  standards  and are in compliance in all material respects with all applicable timber laws. The Company pays Palco a services fee ("Services Fee") which is adjusted annually based on a specified  government price index relating to wood products and reimburses Palco for  the  cost  of  constructing,  rehabilitating  and  maintaining  roads,  and performing  reforestation services, on the Company Timberlands.  Certain of such reimbursable  expenses  vary in relation to the amount of timber to be harvested in any given period.

     The Company  provides  certain  services to Palco pursuant to an additional services agreement (the "Additional Services Agreement"). These services include
(i) assisting Palco to operate,  maintain and harvest its own timber properties,
(ii)  updating  and  providing  access to the GIS with  respect  to  information concerning  Palco's own timber  properties  and (iii)  assisting  Palco with its statutory and regulatory compliance.  The Additional Services Agreement provides that Palco shall pay the Company a fee for such services  equal to the Company's actual cost of  providing  such  services,  as  determined  in  accordance  with generally accepted accounting principles.

     The Palco Companies are also parties to a reciprocal  rights agreement (the
"Reciprocal  Rights  Agreement")  whereby,  among other things, the parties have granted to each other certain  reciprocal  rights of egress and ingress  through their respective  properties in connection with the operation and maintenance of such  properties and their  respective  businesses.  In addition,  Palco and the
Company  are  parties  to  an  environmental   indemnification   agreement  (the
"Environmental  Indemnification Agreement"),  pursuant to which Palco has agreed to  indemnify  the  Company  from  and 6  against  certain  present  and  future liabilities  arising with respect to hazardous  materials,  hazardous  materials contamination or disposal sites, or under environmental laws with respect to the
Company  Timberlands.  In  particular,  Palco  is  liable  with  respect  to any contamination  which  occurred on the Company  Timberlands  prior to the date of their transfer to the Company.

Harvesting Practices

     This  section  contains   statements   which  constitute   "forward-looking
statements"   within  the   meaning  of  the  PSLRA.   See  this   section   and
"Business--General"  above  for  cautionary  information  with  respect  to such forward-looking statements.

     The  ability to harvest  Company  Timber will depend in large part upon the ability  to  obtain  regulatory  approval  of  THPs  prepared  by the  Company's foresters. Prior to harvesting timber in California,  companies are obligated to obtain the CDF's approval of a detailed THP for the area to be harvested.  A THP must be  submitted  by a  Registered  Professional  Forester  and is required to include  information  regarding the method of proposed  timber  operations for a specified  area,  whether the  operations  will have any  adverse  impact on the environment  and, if so, the  mitigation  measures to be used to reduce any such impact.  The CDF's evaluation of THPs  incorporates  review and analysis of such
THPs by several  California and federal  agencies and public  comments  received with respect to such THPs.  The number of the  Company's  approved  THPs and the amount of timber  covered by such THPs varies  significantly  from time to time, depending upon the timing of agency review and other factors.  Timber covered by an approved THP is typically  harvested  within a one- year period from the date that harvesting first begins.

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
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations--Financial   Condition  and   Investing  and  Financing   Activities"
regarding  delays by the North Coast Water Board in  releasing  already-approved
THPs for harvest. Also  see"--Regulatory and Environmental  Factors" and Item 3.
"Legal Proceedings--Timber Harvesting Litigation" for various legal, regulatory, environmental and other challenges being faced by the Company in connection with timber harvesting and other operations on the Company Timberlands.

     The GIS maintained by the Company contains  information  regarding numerous aspects of the Company  Timberlands,  including  timber type, site  productivity class,  wildlife and botanical data, geological  information,  roads, rivers and streams.  Pursuant to the Services  Agreement,  Palco, to the extent  necessary, assists the Company in updating,  upgrading  and improving the GIS and the other computer systems owned by the Company. By carefully monitoring and updating this data base and conducting field studies,  the Company's foresters are better able to develop  detailed THPs addressing the various  regulatory  requirements.  The
Company also  utilizes a Global  Positioning  System  ("GPS")  which can provide precise location of geographic  features through satellite  positioning.  Use of the GPS greatly enhances the quality and efficiency of the GIS data.

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

Employees

     As of March 1, 2005,  the Company  employed 125  persons,  118 of whom were
Registered   Professional   Foresters,   geologists,   wildlife  and   fisheries
biologists,  botanists or otherwise  involved in the  management  of the Company
Timberlands.  None  of the  Company's  employees  are  covered  by a  collective bargaining agreement.

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

     The federal  Endangered  Species Act (the "ESA") and California  Endangered
Species Act (the "CESA") provide in general for the protection and  conservation of specifically  listed wildlife and plants.  These laws generally  prohibit the take of certain  species,  except for  specifically  authorized  incidental take pursuant to otherwise  lawful  activities  which do not jeopardize the continued
existence  of the  affected  species  and which are made in  accordance  with an approved  habitat  conservation  plan and related  incidental  take  permits.  A habitat  conservation  plan, among other things,  specifies measures to minimize and  mitigate  the  potential  impact of the  incidental  take of species and to monitor the effects of the  activities  covered by the plan. The Company is also subject to the California Environmental Quality Act (the "CEQA"), which provides for  protection  of the state's  air and water  quality  and  wildlife,  and the
California  Porter-Cologne Water Quality Control Act and federal Clean Water Act
(the "CWA"),  which  require that the Company  conduct its  operations  so as to reasonably  protect the water quality of nearby  rivers and streams.  Compliance with such laws,  regulations  and judicial and  administrative  interpretations, together  with other  regulatory  and  environmental  matters,  have resulted in substantial  restrictions  on the scope and timing of timber  operations  on the
Company Timberlands,  increased operational costs significantly,  and engendered continual litigation and other challenges to its operations.  Moreover, the cash flows of the Company have recently been adversely affected by the failure of the
North Coast Water Board to release  for  harvest  THPs which have  already  been approved by the other  government  agencies that approve the Company's THPs. See
"--Water Quality" below.

     Environmental Plans
     The Environmental Plans, consisting of the HCP and the SYP, which cover the substantial portion of the timberlands of the Palco Companies,  were approved by the  federal  and state  governments  upon the  consummation  of the  Headwaters
Agreement.  In connection with approval of the Environmental  Plans,  incidental take permits  (the  "Permits")  were issued with respect to certain  threatened,
endangered  and  other  species  found  on  the   timberlands   covered  by  the
Environmental  Plans.  The Permits were to cover the 50-year term of the HCP and allow incidental take of 17 different species covered by the HCP, including nine species which are found on the Company  Timberlands  that have been listed under
the  ESA  and/or  the  CESA.  On  October  31,  2003,   the  Court  hearing  the
EPIC-SYP/Permits lawsuit (as defined below), entered a judgment invalidating the
SYP and the California Permits,  and that decision is now on appeal. See Item 3.
"Legal  Proceedings--Timber   Harvesting  Litigation"  for  further  information
regarding this matter.  The agreements which implement the  Environmental  Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach by the Palco Companies of these agreements or the Environmental Plans.

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
This  analysis was used by the Palco  Companies and the  government  agencies to develop  proposed  harvesting  prescriptions.  Prescriptions  for the Van  Duzen watershed  were approved in January 2004.  Prescriptions  for a third  watershed
(Lower Eel - Eel Delta) were approved in March 2004. The  Freshwater,  Van Duzen and Lower Eel  prescriptions  each  resulted in a  reduction  in the size of the streamside  buffers set forth in the  Environmental  Plans and also  provide for geologic  reviews in order to conduct any  harvesting  activities  on  potential landslide-prone  areas.  This effectively  reduced both the size and operational restrictions  in respect of  landslide-prone  areas.  The  analysis for a fourth watershed,  Elk River,  was submitted in mid-2004 for agency and public  review, and prescriptions for Elk River have been developed and are undergoing review by the relevant agencies.

     The  HCP  required  the  Palco  Companies,  together  with  the  government agencies,  to  establish  a schedule  resulting  in  completion  of the  initial watershed analysis process for all covered lands within five years. However, due largely to the number of agencies  involved and the depth and  complexity of the
analyses,   the  process  has  proven  to  require  more  time  than  originally anticipated.  Accordingly,  the  Palco  Companies  have  been  working  with the government  agencies to establish an appropriate  timeline and to streamline the process for  implementation of watershed  analysis on the remaining  portions of
Company Timberlands to ensure that such studies are time and cost efficient, and that such studies continue to provide  scientific  results necessary to evaluate potential  changes to the  harvesting  restrictions  on those  lands.  The Palco
Companies  have  received  an  extension  to March 2007 of the time in which the watershed analysis process must be completed.  A proposed streamlined process is undergoing review by the relevant agencies.

     The HCP imposes certain restrictions on the use of roads on the timberlands covered by the HCP during  several  months of the year and during periods of wet weather.  However,  some harvesting has been conducted during these periods, and the Company  expects that in the future some harvesting will still be able to be conducted during these periods.  An adaptive  management change approved in 2003 for the road restrictions has improved the ability to construct and use roads on the Company  Timberlands in ways that are consistent with the operational  needs of the  Palco  Companies.  The HCP  also  requires  that 75  miles  of  roads be stormproofed  (i.e.,  reconstructed to reduce sediment  generation) on an annual basis and that certain  other roads must be improved or repaired.  The nature of this work requires that it be performed in the dry periods of the year. To date, over 450 miles of roads have been stormproofed.

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

     Water Quality
     Laws and  regulations  dealing with water  quality are  impacting the Palco
Companies  primarily  in  four  areas:  efforts  by  the  federal  Environmental
Protection Agency (the "EPA") and the North Coast Water Board to establish total maximum daily load limits ("TMDLs")in watercourses that have been declared to be water quality  impaired;  actions by the North Coast Water Board to impose waste discharge  reporting  requirements  in  respect  of  watersheds  on the  Company
Timberlands and in some cases,  clean-up or prevention measures;  actions by the
North Coast Water Board during the THP  approval  process  which impose  certain operational  requirements on individual THPs; and a directive of the North Coast
Water Board to its staff to develop  watershed-wide waste discharge requirements
("WWDRs") for the Freshwater and Elk River watersheds.

     Under  the  CWA,  the EPA is  required  to  establish  TMDLs  for  relevant contaminants  in  watercourses  that have  been  declared  to be "water  quality impaired."  The EPA and the  North  Coast  Water  Board  are in the  process  of establishing  TMDLs for many  northern  California  rivers and  certain of their
tributaries,   including  nine   watercourses   that  flow  within  the  Company
Timberlands.  On the Company  Timberlands,  the relevant  contaminant  is simple sediment - dust, dirt and gravel - that is abundant in watercourses largely as a function of the area's normally heavy rainfall and soil that erodes easily.  The
Company  expects this process to continue into 2010. In December  1999,  the EPA issued a report dealing with TMDLs on two of the nine  watercourses.  The agency indicated that the requirements  under the HCP would  significantly  address the sediment issues that resulted in TMDL requirements for these  watercourses.  The
North  Coast  Water  Board  has  begun  the  process  of  establishing  the TMDL requirements  applicable to two other  watercourses on the Company  Timberlands, with a targeted  completion  of 2006 for these two  watercourses.  The Company's scientists  are  actively  working  with North Coast Water Board staff to ensure these TMDLs recognize and incorporate the environmental  protection  measures of the HCP. The final TMDL requirements  applicable to the Company  Timberlands may require  aquatic  protection  measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed  pursuant to the watershed analysis process provided for in the HCP.

     For each of the three  winter  periods  since  2002,  the North Coast Water
Board has required the Palco Companies to submit "Reports of Waste Discharge" in order to conduct  winter  harvesting  operations in the Freshwater and Elk River watersheds.  After  consideration of these reports,  the North Coast Water Board imposed requirements on the Palco Companies to implement  additional  mitigation and erosion control  practices in these  watersheds for each of the three winter
operating   periods.   The  North  Coast  Water  Board  has  also  extended  the
requirements  for certain  mitigation  and erosion  control  practices  in three additional  watersheds (Bear,  Jordan and Stitz Creek).  The Palco Companies and
the North Coast Water Board are currently in discussions to determine what these measures  will be. The  requirements  imposed to date by the North  Coast  Water
Board have  significantly  increased  operating costs;  additional  requirements imposed in the  future  could  further  increase  costs and cause  delays in THP approvals.

     The North Coast Water Board has also issued a clean up and abatement  order
(the  "Elk  River  Order")  for the Elk  River  watershed,  which  is  aimed  at addressing  existing  sediment  production  sites through clean up actions.  The
North Coast Water Board has also  initiated  the process  which could  result in
similar  orders  for  the  Freshwater   and  Bear  Creek   watersheds,   and  is
contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk
River Order has resulted in increased  costs to the Palco  Companies  that could extend over a number of years.  Additional  orders in other  watersheds  (should they be issued),  may also result in further cost  increases.  Palco's appeal of the Elk River Order to the State Water Resources Control Board (the "State Water
Board") was denied.  Palco has appealed the decision of the State Water Board in state court,  but is holding such appeal in abeyance until resolution of the THP
No.  520  lawsuit  discussed  below.  See  Item  3.  "Legal  Proceedings--Timber
Harvesting Litigation.".

     In  addition  to the  foregoing  actions,  the North  Coast  Water Board in
December  2003  directed  its staff to create WWDRs for the  Freshwater  and Elk
River watersheds.  As harvesting  activities on the Company  Timberlands  cannot readily be moved between watersheds due to, among other things, historic harvest patterns, adjacency restrictions,  and the age classes of trees, that action and the other matters  described above could,  in addition to the potential  effects noted above,  individually or collectively  result in reduced  harvest.  In that regard,  the staff of the North  Coast Water  Board has not yet  formulated  the required WWDRs for the Freshwater and Elk River  watersheds,  and has on several occasions  postponed its projected date for their completion.  As a result,  the
North  Coast  Water  Board has  failed to  release  for  harvest a number of the
Company's THPs that are located in the Freshwater and Elk River watersheds,  even though these THPs have already been  approved by the other  government  agencies which review its THPs and are in compliance with the HCP. The delay in receiving the  release of these  THPs has  adversely  impacted  the cash flows of both the
Company  and Palco.  Furthermore,  it is likely  that  additional  delays in the development of the  Freshwater  and Elk River WWDRs will occur,  and such delays could have adverse impacts beyond those currently being experienced.

     On February 25, 2005, the Executive Officer of the staff of the North Coast
Water Board publicly  announced  approval of the release of additional THPs that would allow the harvest of up to 50% of the harvest limit established by the CDF for the  Freshwater  and Elk River  watersheds.  Since  this  announcement,  the
Company and Palco have continued  their efforts with the North Coast Water Board staff to obtain the release of additional  THPs and will make a presentation  to the North Coast Water Board itself on March 16, 2005,  in  furtherance  of these efforts.  No  assurance  can be given that the  efforts of the Company and Palco will be  successful.  See  "Management's  Discussion  and  Analysis of Financial
Condition  and Results of  Operations--Financial  Condition  and  Investing  and
Financing Activities" for further information regarding this matter.

     California  Senate  Bill 810,  which  became  effective  January  1,  2004, provides regional water quality control boards with additional authority related to the approval of THPs on land within  impaired  watersheds.  Under this law, a
THP "may not be approved if the appropriate regional water quality control board finds, based on substantial evidence, that the timber operations proposed in the plan will result in a discharge into a watercourse  that has been  classified as impaired due to  sediment...that  causes or  contributes,  to a violation of the
regional  water  quality   control  plan."  The  Company  is  uncertain  of  the
operational and financial  effects which will ultimately result from Senate Bill
810.  While this  provision  has not yet been  invoked in respect of the Company
Timberlands,  because  substantially  all rivers and  waterbodies on the Company
Timberlands  are  classified as  sediment-impaired,  implementation  of this law could result in delays in obtaining  approval of THPs,  lower harvest levels and increased costs and additional protection measures beyond those contained in the
HCP.  Also see the  description  of the THP No. 520 lawsuit under Item 3. "Legal
Proceedings--Timber  Harvesting  Litigation",  including  extraordinary  actions which the  Company  and Palco  could be forced to take if their  efforts are not successful.

     Impact of Future Legislation
     Laws,   regulations  and  related  judicial  decisions  and  administrative interpretations  dealing with the  Company's  business are subject to change and new laws and  regulations  are frequently  introduced  concerning the California timber  industry.  From time to time,  bills are  introduced  in the  California legislature  and the U.S.  Congress which relate to the business of the Company, including the  protection and  acquisition of old growth and other  timberlands, threatened  and  endangered  species,  environmental  protection,  air and water quality and the restriction,  regulation and administration of timber harvesting practices.  In addition  to  existing  and  possible  new or modified  statutory enactments,  regulatory  requirements and administrative and legal actions,  the
California  timber  industry  remains  subject to potential  California or local ballot  initiatives,  and federal and California  judicial decisions which could affect timber harvesting  practices.  It is not possible to assess the effect of such future legislative, judicial and administrative developments on the Company or its business.

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
"Business--General"  above  for  cautionary  information  with  respect  to such forward-looking statements.

Timber Harvesting Litigation

     A California  state court has  invalidated  the SYP in connection  with two lawsuits filed against the Palco Companies,  as described below,  which decision has been appealed.  Other pending judicial and administrative  proceedings could affect the Company's  ability to implement the HCP,  implement  certain approved
THPs, or carry out other  operations,  as discussed  below. One such lawsuit was resolved  during 2004 (see below).  Certain of the  remaining  pending cases are described  below. The Services  Agreement  requires Palco to prepare and file on behalf of the Company (at Palco's cost) all pleadings and motions, and otherwise diligently  pursue,  appeals of any  denial,  and  defense of any  challenge  to approval,  of any THP or the  Environmental  Plans or similar plan or permit and related matters.

     In March 1999,  an action  entitled  Environmental  Protection  Information
Association,   Sierra  Club  v.  California  Department  of  Forestry  and  Fire
Protection,  California Department of Fish and Game, The Pacific Lumber Company,
Scotia   Pacific   Company   LLC,   Salmon  Creek   Corporation,   et  al.  (the
"EPIC-SYP/Permits  lawsuit")  was filed in Superior  Court in  Humboldt  County,
California (No.  CV-990445).  This action alleged,  among other things,  various violations of the CESA and the CEQA,  and  challenged,  among other things,  the validity  and legality of the SYP and the  California  Permits.  The  plaintiffs sought,  among other things, to set aside  California's  approval of the SYP and the California  Permits and injunctive relief to prevent  implementation of THPs approved in reliance  upon these  documents.  In March 1999,  a similar  action, entitled  United  Steelworkers  of America,  AFL-CIO,  CLC, and Donald Kegley v.
California  Department  of Forestry  and Fire  Protection,  The  Pacific  Lumber
Company,  Scotia  Pacific  Company LLC and Salmon Creek  Corporation  (the "USWA
lawsuit"),   was  filed  in  Humboldt  County  Superior  Court  (No.  CV-990452)
challenging the validity and legality of the SYP. The  EPIC-SYP/Permits and USWA lawsuits were consolidated for trial.

     Following  trial,  the  Court on  October  31,  2003,  entered  a  judgment invalidating the SYP and the California  Permits due to several  deficiencies in agency  procedures and the failure of the Company and Palco to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on
THPs  which  rely on the SYP and  were  approved  prior to July  23,  2003.  The short-term  effect of the ruling was to preclude  approval,  under the SYP, of a small  number of THPs which were under review but had not been  approved,  and a minor  reduction in 2003  harvesting  that had been expected from these specific
THPs. As a result of this case,  the Company has since  October  2002,  when the
Court  issued a stay  order  preventing  future  reliance  upon  the  SYP,  been obtaining review and approval of new THPs under a procedure  provided for in the forest  practice  rules  that does not  depend  upon the SYP and the  California
Permits. The Company expects to follow this procedure until the Option A Plan is approved. See Item 1. "Business--Timber and Timberlands." Palco and the State of
California have appealed the October 31, 2003, decision.  In September 2004, the
Court granted the plaintiffs'  request for reimbursement of an aggregate of $5.8 million in attorneys fees and other expenses  incurred in connection  with these matters. Palco and the State of California have also appealed this decision.

     In July  2001,  an action  entitled  Environmental  Protection  Information
Center v. The Pacific  Lumber  Company,  Scotia  Pacific  Company LLC (the "Bear
Creek lawsuit") was filed in the U.S.  District Court for the Northern  District of California (No.  C01-2821),  and later amended to add the EPA as a defendant.
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

     Both state and federal  agencies,  along with the Company and other  timber companies, have relied upon this regulation for more than 25 years. However, the
Court  interpreted  the  regulation  in  such a way as to  narrow  the  forestry operations which are exempted,  thereby limiting the regulation's  applicability and  subjecting  culverts  and ditches to permit  requirements.  This ruling has widespread  implications for the timber industry in the United States.  The case is not yet  final  as the  trial  has not yet  been  held,  and  there  are many unresolved  issues  involving  interpretation  of the Court's  decision  and its application to actual  operations.  Should the decision  ultimately become final and held to apply to all operations on the Company Timberlands, it may have some or all of the following effects:  imposing additional  permitting  requirements, delaying  approvals  of THPs,  increasing  harvesting  costs,  and adding  water protection  measures beyond those contained in the HCP.  Nonetheless,  it is not likely that civil  penalties will be awarded for operations  that occurred prior to the Court's  decision due to the historical  reliance by timber  companies on the regulation and the Company's belief that the requirements  under the HCP are adequate to ensure that sediment and pollutants  from  harvesting  activities on the Company Timberlands will not reach levels harmful to the environment.  While the impact of a  conclusion  to this case that  upholds the  October  14,  2003, ruling may be adverse,  the Company does not believe that such an outcome  would have a material adverse impact on the Company's financial condition,  results of operations  or  liquidity.  Nevertheless,  due to the numerous ways in which the
Court's  interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

     On November 20, 2002,  two similar  actions  entitled  Alan Cook, et al. v.
Gary Clark,  et al. (the "Cook action") and Steve Cave, et al. v. Gary Clark, et
al. (the "Cave  action")  were filed in Humboldt  County  Superior  Court (No.'s
DR020718 and  DR020719,  respectively),  which also name the Company and certain affiliates  as  defendants.  On April 4, 2003,  the  plaintiffs in these actions filed amended  complaints and served the defendants  with notice of the actions.
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

     On February 25,  2003,  the  District  Attorney of Humboldt  County filed a civil suit entitled The People of the State of California v. The Pacific  Lumber
Company,  Scotia  Pacific  Holding  Company and Salmon Creek  Corporation in the
Humboldt  County Superior Court (No.  DR030070) (the "Humboldt DA action").  The suit was filed under  California's  unfair  competition law and alleges that the
Palco  Companies  used certain  unfair  business  practices in  connection  with completion  of the  Headwaters  Agreement,  and that this  resulted in the Palco
Companies being able to harvest significantly more trees under the Environmental
Plans than  would have  otherwise  been the case.  The suit  sought a variety of remedies  including a civil penalty of $2,500 for each  additional tree that has been or will be harvested  due to this alleged  increase in harvest,  as well as restitution  and an injunction in respect of the  additional  timber  harvesting allegedly being conducted. In response to motions filed by the Company and Palco for sanctions and dismissal of this suit, on April 30, 2004,  the Court issued a ruling  requiring  the  District  Attorney  to  amend  his  suit to  prove  that
"extrinsic" fraud occurred. In addition, the Court eliminated the remedies being sought,  other  than  for  civil  penalties,  and  suggested  that it  would  be inappropriate  to base civil penalties on the additional  trees  harvested.  The
Court also ruled that it declined "at this juncture" to impose  sanctions on the
District Attorney.  The District Attorney subsequently amended his suit, and the
Palco  Companies  later filed new motions to dismiss  and for  sanctions.  After delays  resulting from the District  Attorney's  efforts to disqualify the trial judge, and that judge's later self-disqualification,  a hearing on these motions was held on February 18, 2005. The Court rejected the sanctions motion,  but has not yet ruled on the motion for dismissal.  The Company  believes that this suit is without merit and that the April 30, 2004, ruling diminished significantly its exposure with respect to this matter;  however,  there can be no assurance  that the Palco Companies will ultimately prevail or that an adverse outcome would not be  material  to the  Company's  consolidated  financial  condition,  results of operations or liquidity.

     On December 17, 2003, an action entitled Humboldt Watershed Council, et al.
v. North Coast Regional Water Quality  Board,  et al. (the "HWC 2003  lawsuit"), naming  the  Company  and Palco as real  parties in  interest,  was filed in the
Humboldt County Superior Court (No.  CV030961).  The plaintiffs  allege that the
North Coast Water Board should have required waste discharge  reports in respect of all timber harvesting  activities in the Freshwater and Elk River watersheds, including  those on the Company  Timberlands.  This action has been dismissed by the plaintiffs.

     On  November  4,  2004,  an  action   entitled   Environmental   Protection
Information  Center,  et al.  v.  California  Department  of  Forestry  and Fire
Protection,  et al. was filed in Humboldt County Superior Court (No. CV04-0809).
This action sought an order  staying or setting  aside CDF's  approval of six of the  Company's  THPs along the Van Duzen river,  and an order  requiring  CDF to conduct further review and analysis of the six THPs and to refrain from reliance on  information  not made  available  for public  review and comment.  Following denial by the trial judge of the plaintiffs'  request for injunctive  relief and various  appellate  proceedings  which resulted in harvesting  operations  being allowed to continue, the case was dismissed by the plaintiffs.

     On  November  2,  2004,  an  action   entitled   Environmental   Protection
Information Center v. U.S. Fish & Wildlife Service,  NOAA Fisheries,  et al.
was filed in the U.S.  District  Court for the Northern  District of  California
(No.  C04-4647).  This lawsuit  alleges that two federal  agencies have violated certain federal laws and related  regulations in connection with their oversight of the HCP  and the  related  incidental  take  permits  issued  by the  federal government (the "Federal Permits").  The plaintiff also alleges that the Federal
Permit for the northern  spotted owl was unlawfully  issued and that the Company
and  Palco  violated   California's   unfair  competition  law  by  using  false
advertising and making misleading  environmental  claims.  The plaintiff seeks a variety of  remedies,  including  requiring  additional  actions by the  federal agencies and precluding them from  authorizing take of the northern spotted owl, an injunction  requiring the Company and Palco to cease certain alleged unlawful activities,  as well as  restitution  and  remediation by the Company and Palco.
Motions have been filed by the federal government and Palco seeking dismissal of substantial portions of this case, but a hearing date on this motion has not yet been set.  The Company  does not believe the  resolution  of this action  should result in a  material  adverse  effect on its  financial  condition,  results of operations or liquidity.

     On November  16,  2001,  Palco  filed a case  entitled  The Pacific  Lumber
Company, et al. v. California State Water Resources Control Board (No. DR010860)
in Humboldt County Superior Court (the "THP No. 520 lawsuit")  alleging that the
State Water Board had no legal authority to impose mitigation measures that were requested  by the staff of the North  Coast  Water  Board  during the THP review process and  rejected by the CDF prior to approving  the THP.  When the staff of the North Coast Water Board  attempted  to impose these  mitigation  measures in spite of the CDF's  decision,  Palco  appealed to the State Water  Board,  which imposed certain of the requested  mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision,  and in January  2003,  the  Superior  Court  granted  Palco's  request  for an order invalidating the imposition of these additional measures.  The State Water Board appealed this decision,  and on March 18, 2004 the appellate  court reversed the decision of the Superior Court.  The appellate  court's decision could result in increased  demands by the  regional  and state water  boards and their staffs to
impose  controls  and  limitations   upon  timber   harvesting  on  the  Company
Timberlands  beyond  those  provided  for by the  Environmental  Plans  or could provide additional  regulatory powers to the regional and state water boards and their staffs  beyond those  provided in Senate Bill 810.  Palco filed a petition for review of the appellate  court's  decision by the California  Supreme Court, which in June 2004 agreed to review the decision.

Other Litigation

     The Company is involved in other claims,  lawsuits and  proceedings.  While uncertainties  are  inherent  in the final  outcome  of such  matters  and it is presently  impossible  to  determine  the actual  costs that  ultimately  may be incurred or their effect on the Company, management believes that the resolution of such  uncertainties  and the  incurrence  of such costs  should not result in material  adverse  effect  on  the  Company's  financial  position,  results  of operations or liquidity.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                 PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASES OF EQUITY SECURITIES

     Palco holds a 100% member interest in the Company. Accordingly, there is no established  public  trading  market for the Company's  equity  securities.  The
Company did not make any cash  distributions  in respect of such interest during
2004.

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
"Business  -  Regulatory  and  Environmental  Matters"  and  Note 7 for  further discussion of these matters.  Regulatory  compliance and related litigation have caused  and may  continue  to cause  delays in  approval  of THPs and  delays in harvesting on THPs once they are approved. This has resulted and may continue to result in a decline in harvest.

     The Company  expects that without the release of additional  THPs, its cash flows from  operations,  together with funds available under its line of credit, will be  inadequate  to pay the entire  amount of  interest  due on the July 20,
2005, payment date for its Timber Notes.  Delays by the staff of the North Coast
Water Board in formally releasing the THPs could further exacerbate matters. For further  information,  see  "--Financial  Condition  and Investing and Financing
Activities."

Results of Operations

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within  the  meaning  of the PSLRA.  See this  section  and Item 1.
"Business--General"  and below for cautionary  information  with respect to such forward- looking statements.

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

     In December 2004, the State Board of  Equalization  adopted the new Harvest
Value Schedule for the first half of 2005. The prices published in that schedule reflected a 14.3%  increase in the SBE Price for small  redwood logs and a 12.5%
increase for small  Douglas-fir  logs from the prices  published  for the second half of 2004.

     Seasonality.  Logging  operations  on the  Company  Timberlands  are highly seasonal and have historically been significantly  higher in the months of April through  November  than in the  months of  December  through  March.  Management expects that the Company's  revenues and cash flows will continue to be markedly seasonal because of the harvesting, road use, wet weather and other restrictions imposed by the HCP and regulation.  As a result,  a substantial  majority of the
future   harvesting  on  the  Company's   timberlands  can  be  expected  to  be
concentrated during the period from June through October of each year.

     Log Sales to Pacific Lumber
     The following  table  presents  price,  volume and revenue  amounts for the
Company for the periods indicated (revenues in millions).

                                         Years Ended December 31,
            ---------------------------------------------------------------------------------
                          2004                    2003                       2002
            --------------------------- -------------------------- --------------------------
                       Average                   Average                   Average
                        Price                     Price                      Price
              MBFEs    $/MBFE  Revenues   MBFEs  $/MBFE  Revenues   MBFEs   $/MBFE  Revenues
            --------  -------- --------  ------- ------- --------- ------- -------- --------

Redwood....   73,000  $  757 $   55.3    96,900  $  667  $  64.7    98,700  $ 555   $  54.8
Douglas-fir   21,200     505     10.7    18,100     446      8.1    23,300    394       9.2
Other......    1,900     233      0.4     2,200     227      0.5     2,800    206       0.6
            --------         --------- ---------         -------- --------          -------
              96,100     691 $   66.4   117,200  $  625  $  73.3   124,800    518   $  64.6
            ========         ========= =========         ========  =======          =======

     The  decrease  in log sales for 2004  versus 2003 was due to an decrease in harvest volumes,  offset somewhat by an increase in SBE prices.  The decrease in harvest volumes was due largely to a decrease in the Company's  available-to-log
THPs  during  2004 as a  result  of an  increase  in THPs  subject  to  seasonal harvesting  restrictions  and  increased  THP  approval  time due to  regulatory constraints.  The Company's average realized price in 2004 increased by 11% over
2003.

     The  increase  in log sales for 2003  versus 2002 was due to an increase in
SBE  Prices,  offset  somewhat by a decrease in harvest  volumes.  Overall,  the
Company's  average  realized  price  in 2003  increased  by 21% over  2002.  The decrease  in harvest  volumes  was due  largely to a decrease  in the  Company's available-to-log  THPs during 2003 as a result of an increase in THPs subject to seasonal harvesting restrictions.

     Operating Income and Net Loss
     Operating  income was $34.4  million and $47.0  million for the years ended
December 31, 2004 and 2003, respectively.  This decrease in operating income was principally  due to the  decrease  in log sales  revenue  discussed  above,  and because  2003  included  a gain on  sale of  timberlands  of $8.3  million.  The decrease in log sales revenue was partially offset by lower expenses relating to
THP preparation,  winter road maintenance,  insurance,  employee  benefits,  and security  costs,  and a decrease in  depletion,  depreciation  and  amortization expense.

     Net losses were $19.8 million in 2004 compared to $5.3 million in 2003, due to the lower operating  income discussed above, and lower returns on investments
(see also Note 3).

     Operating  income was $47.0  million and $30.2  million for the years ended
December 31, 2003 and 2002,  respectively.  The increase in operating income was principally  due to the increase in log sales  discussed  above,  in addition to gains  resulting  from the sale of  timberlands.  The increases  were  partially offset by  higher  expenses  relating  to winter  road  maintenance,  insurance, employee benefits, and security costs.

     Net losses were $5.3  million in 2003  compared  to $23.1  million in 2002, again  principally  due to the  increase  in log sales  discussed  above,  gains resulting from the sale of timberlands  and repurchases of debt, and to a lesser extent a decrease in interest  expense.  The favorable impact of these items was offset somewhat by a decrease in interest income realized from investments.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within  the  meaning  of the PSLRA.  See this  section  and Item 1.
"Business--General"   for   cautionary   information   with   respect   to  such
forward-looking statements.

     Due to its highly leveraged  condition,  the Company is more sensitive than less leveraged companies to factors affecting its operations,  including low log prices,  governmental  regulation and  litigation  affecting  timber  harvesting practices  on the Company  Timberlands  (see Item 1.  "Business--Regulatory  and
Environmental   Factors,"   Item  3.   "Legal   Proceedings--Timber   Harvesting
Litigation,"  and Note 7), and general economic  conditions.  The Company's cash flows from  operations  are  significantly  impacted by harvest  volumes and log prices. The Master Purchase Agreement between the Company and Palco contemplates that all sales of logs by the  Company  to Palco  will be at fair  market  value
(based on  stumpage  prices)  for each  species  and  category  of  timber.  See
"--Results  of   Operations--Master   Purchase   Agreement"  above  for  further
information concerning this agreement.

     Regulatory  and  environmental  matters  as well as certain  pending  legal matters  play a  significant  role  in the  Companys  operations.  See  Item  1.
"Business--Regulatory   and  Environmental  Matters"  and  Note  7  for  further
discussion of these matters.  Regulatory  compliance and related litigation have caused and may  continue to cause delays in approval of the  Company's  THPs and delays in harvesting  on its THPs once they are approved.  This has resulted and may  continue  to result in a decline in  harvest,  an  increase  in the cost of logging operations, and increased costs related to timber harvest litigation.

     As   discussed   in  Item  1.   "Business--Regulatory   and   Environmental
Factors--Water  Quality,"  the North Coast Water Board is requiring  the Company and Palco to apply various waste  discharge  reporting,  mitigation  and erosion control  requirements  in respect  of timber  harvesting  activities  in several watersheds,  and may impose additional  measures in the future.  The North Coast
Water Board in  December  2003  directed  its staff to  formulate  WWDRs for the
Freshwater  and Elk  River  watersheds.  These  requirements  have  not yet been formulated,  and the North Coast Water Board has failed to release for harvest a number of THPs already  approved by the other  government  agencies which review the Company's THPs.

     The  failure  of the North  Coast  Water  Board to  release  these THPs for harvest has adversely impacted the cash flows of both the Company and Palco. The
Company estimates that,  without the prompt release of a substantial  portion of these THPs, its cash flows from operations,  together with funds available under the Line of Credit described below,  will be inadequate to pay the entire amount of interest  due on the July 20, 2005, Timber  Notes  payment  date,  which would constitute an event of default under the Indenture.  Palco is in default under a
$30.0  million  asset-based  credit  agreement  with a bank (the  "Palco  Credit
Agreement")  and  estimates  that,  without the prompt  release of a substantial portion of these THPs and necessary  amendments  to the Palco Credit  Agreement, its cash flow from  operations,  together with funds  available  under the Palco
Credit  Agreement,  will not provide  sufficient  liquidity  to fund its current level of operations.  The Company and Palco are continuing efforts to obtain the clearance of the North Coast Water Board of sufficient  THPs. Palco has received a limited  waiver of the default  through March 18, 2005,  from the lender under the Palco  Credit  Agreement  and is seeking a more  permanent  solution  to the default. There can be no assurance that these efforts with the North Coast Water
Board and the lender under the Palco Credit Agreement will be successful.

     In the event of a failure to pay  interest on the Timber Notes in full when due, the trustee under the Indenture (the  "Trustee") or the holders of at least
25% of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest and other amounts related to the Timber Notes to become immediately  due and payable.  Also, in the event of a failure by the Company or
Palco to  perform  its  respective  covenants  or  agreements  under the  Master
Purchase  Agreement or by Palco to perform its covenants or agreements under the
Services  Agreement  that continues for 30 days after notice from the Trustee or the  holders of 25% or more of the  outstanding  principal  amount of the Timber
Notes, the holders of a majority of the aggregate  outstanding  principal amount of the Timber Notes may cause all principal,  interest and other amounts related to the Timber Notes to become  immediately due and payable.  In the event of any such  acceleration,  the Agent under the Line of Credit may also  accelerate the advances then  outstanding  thereunder.  If such  accelerations  of Timber Notes and/or  advances  under the Line of Credit  occur,  the Trustee may exercise all rights under the Indenture and related security  documents,  including  applying funds to pay accelerated  amounts, and selling the Company Timberlands and other assets and using the proceeds thereof to pay accelerated  amounts.  In the event that the Company were to seek  protection  by filing under the U. S.  Bankruptcy
Code (the  "Bankruptcy  Code"),  all amounts  related to the Timber  Notes would become  immediately  due and payable under the Indenture and all advances  under the Line of Credit  agreement could be accelerated.  The foregoing rights of the
Trustee  and  holders of Timber  Notes are  subject to the rights of the Company under the Bankruptcy Code.

     Palco will require  funds  available  under the Palco  Credit  Agreement in order to meet its working capital and capital  expenditure  requirements for the next year. Palco's ability to meet such requirements could be adversely affected should Palco be unsuccessful in its efforts to obtain a more permanent  solution to the default discussed above. Furthermore,  Palco's cash flows from operations may be adversely  affected by diminished  availability of logs from the Company, lower lumber prices, adverse weather conditions,  pending legal,  regulatory and environmental  matters or increased  funding  requirements for its pension plan.
See  "--Background"  above,  as  well as Note 7 for  further  discussion  of the regulatory,  environmental  and  legal  matters  affecting  harvest  levels  and operating  costs.  Without an extension of the limited waiver of Palco's default under the Palco Credit  Agreement and a  restructuring  or  replacement  of that facility,  Palco's  lender  may take any of the  following  actions:  reduce the amount of funds available to Palco for borrowing; refuse to make new loans to or issue new letters of credit for the  benefit of Palco;  declare any or all loans and other  amounts owed under the agreement to be  immediately  due and payable;
require Palco to cash collateralize all outstanding letters of credit; or pursue its other  rights and  remedies  under the Palco  Credit  Agreement  and related security  agreements.  The existence of the default also  requires  Palco to pay interest on amounts  borrowed  under the Palco  Credit  Agreement at a per annum rate 2%  higher  than  the rate at which  interest  would be owed if no  default existed.  If any acceleration under the Palco Credit Agreement occurs,  then the agent for the lender may exercise all rights  under that  agreement  and related security  documents,  including  selling  Palco's  assets and using the proceeds thereof  to pay the  accelerated  amounts.  In the event that Palco were to seek protection by filing under the Bankruptcy Code, all loans and other amounts owed under the Palco Credit Agreement would become  immediately due and payable.  The foregoing  rights of the lender under the Palco Credit  Agreement are subject to the rights of Palco under the Bankruptcy Code.

     In the event of a Company default or a Palco liquidity  shortfall,  whether resulting  from a failure to extend the limited  waiver past March 18, 2005, any action  described above taken by Palco's lender,  or otherwise,  the Company and
Palco could be forced to take extraordinary actions, which may include: reducing expenditures  by laying off  employees  and shutting  down  various  operations;
seeking  other  sources of  liquidity,  such as from asset  sales;  and  seeking protection by filing under the Bankruptcy Code.

     As discussed  further below,  on December 8, 2004,  Standard  &  Poor's
Ratings Services ("S&P") lowered Palco's credit rating from B- to CCC+. As a
result,   Palco  may  be  required  to  post  a  security  deposit  for  workers compensation liabilities in July 2005, in an amount that has not been determined but that could be material to Palco's liquidity,  capital resources, and results of operations.  If improvements in Palco's  liquidity,  capital  resources,  and results of operations produce an upward revision in Palco's credit rating, or if a waiver of this  requirement is allowed under  applicable  law, then posting of such a security deposit may not be necessary. Palco management is in the process of evaluating  the  potential  amount of such a security  deposit,  if required.
There can be no assurance  that such a security  deposit will not be required or that,  if required,  the amount will not be material.  Palco  management is also
evaluating  whether  other  potential   obligations  or  unanticipated   adverse
financial reports may result from the S&P credit action described above.

     In addition,  there can be no assurance  that certain other pending  legal,
regulatory  and  environmental  matters  or  future  governmental   regulations,
legislation or judicial or administrative decisions, adverse weather conditions, or low log  prices,  will not have a material  adverse  effect on the  Company's
financial   condition,   results  of  operations  or  liquidity.   See  Item  1.
"Business--Regulatory  and Environmental  Factors," Item 3. "Legal  Proceedings"
and Note 7 for further information  regarding regulatory and legislative matters and legal proceedings.

     The  Company  has an  agreement  with a group of banks  which  allows it to borrow up to one year's interest on the Timber Notes (the "Line of Credit").  On
June 20, 2003,  the Line of Credit was extended to July 7, 2006.  At or near the completion of such  extension,  the Company  intends to request that the Line of
Credit be extended for an  additional  period of not less than 364 days.  If not extended, the Company may draw upon the full amount available.  The amount drawn would be  repayable  in 12  semiannual  installments  on each note  payment date
(after the payment of certain  other  items,  including  the  Aggregate  Minimum
Principal  Amortization Amount, as defined, then due), commencing  approximately two and one-half years following the date of the draw. At December 31, 2004, the
Company could have borrowed a maximum of $57.1 million under the Line of Credit, and there was $18.2 million outstanding under the facility. At January 31, 2005, the maximum  availability under the Line of Credit was $55.9 million,  and there were $45.9 million in borrowings outstanding under this facility.

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

     On the note payment date in January  2005,  the Company used $26.3  million
(net of $2.2 million of additional  interest due in respect of Timber Notes held by the  Company)  of the  funds  available  under  the Line of Credit to pay the entire  $26.3  million of interest  due.  The Company  repaid  $10.6  million of principal on the Timber Notes (an amount equal to Scheduled  Amortization) using funds held in the SAR Account.

     With  respect to the note  payment  date in July  2005,  as a result of the matters discussed above, the Company may not have adequate funds available under the Line of Credit to pay the entire $25.9 million of interest which will be due
(net of $2.0  million of  additional  interest  which would be due in respect of
Timber Notes held by the  Company).  Should this occur,  the Company would be in default under the Indenture. Should a default not occur, the Company anticipates paying the $5.0  million of  principal  on the Timber  Notes (an amount equal to
Scheduled Amortization) by using funds held in the SAR Account.

     During  2004,  $10.9  million  of funds from the SAR  Account  were used to repurchase  $11.0 million  principal  amount of Timber Notes, as permitted under the Indenture,  resulting in a loss of $0.3 million (net of unamortized deferred financing costs) on the repurchase of debt.

     On January 27, 2005,  S&P  announced that it was placing its ratings on all classes of Timber Notes on CreditWatch with negative  implications.  S&P indicated that the CreditWatch  placements reflected the Company's  difficulties in  obtaining  approval  from the North Coast Water Board to move  forward  with harvesting  related to certain THPs.  S&P also indicated that any additional delays in the ability to harvest on the Company  Timberlands  (and the inability to generate  adequate  revenue) could put into question whether the Company will have  sufficient  funds to make payment of full and timely  interest on the July
2005 Timber Notes note payment date. In addition,  on February 7, 2005,  Moody's
Investors  Services  lowered  the  ratings on all  classes of the Timber  Notes, reflecting  concerns over continued weak cash flow from timber operations due to difficulties  in obtaining  approval of THPs. The rating on the Class A-1 Timber
Notes was lowered from A1 to Baa2;  the rating on the Class A-2 Timber Notes was lowered  from A3 to Baa3;  and the  rating  on the Class  A-3  Timber  Notes was lowered from Baa2 to Ba1.  All three  ratings will remain on review for possible downgrade,  as  Moody's  noted  that  there  is some  risk  that  there  will be insufficient cash to make full payment of interest on the July 2005 note payment date.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet financing or unconsolidated special  purpose  entities.  The Company does not utilize  interest  rate swaps, hedging arrangements or any other type of derivative instruments.

Contractual Obligations

     The  following  table  presents  information  with respect to the Company's contractual obligations as of December 31, 2004 (in millions).

                                                                   Payments Due by Period
                                                   -----------------------------------------------
                                                             Less than 1   1-3     3-5   More than
              Contractual Obligations                Total     year       years    years  5 years
-------------------------------------------------  --------- --------- --------- ------- --------

   Long-term debt obligations(1).................  $  721.5  $  33.7  $   44.7  $ 44.7   $ 598.4
   Interest due on long-term debt obligations (2).    431.7     51.9     100.3    93.7     185.8
                                                   --------- -------- --------- -------  -------
        Total....................................  $1,153.2  $  85.6  $  145.0  $138.4   $ 784.2
                                                   ========  =======  ========  =======  =======

(1)  The  table  above  reflects  principal  payments  on the  Timber  Notes  in accordance  with Scheduled  Amortization.  If all payments of principal and interest are made in accordance with Scheduled Amortization,  the scheduled maturity dates for the Class A-1, Class A-2, and Class A-3 Timber Notes are
     January 20, 2007, January 20, 2014, and January 20, 2014, respectively.  If the Timber Notes were  amortized in accordance  with the minimum  principal which the Company must pay on any note payment  date,  subject to available cash (as set forth in the Indenture  ("Minimum  Principal  Amortization")),
     the final installments of principal would be paid on January 20, 2010, July
     20,  2017,  and July 20,  2028 for the Class  A-1,  Class A-2 and Class A-3
     Timber Notes, respectively. See Note 5 for further discussion of the Timber
     Notes.
(2)  Interest due on long-term debt  obligations  is net of additional  interest due in respect of Timber Notes held by the Company.

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
Palco  provides  services to the Company  with respect to the defense of certain legal actions.  The Services  Agreement  requires Palco to (at its cost) prepare and file on behalf of the Company  all  pleadings  and  motions,  and  otherwise diligently  pursue,  appeals of any  denial,  and  defense of any  challenge  to approval,  of any THP or the  Environmental  Plans or similar plan or permit and related  matters.  See Note 7 for further  discussion of the Company's  material legal contingencies.

     Depletion
     Depletion  of the  Company  Timber  and  Company  Timberlands  is  computed
utilizing  the  units-of-production   method  based  upon  estimates  of  timber
quantities.  The depletion base is the total historical cost attributable to the
Company  Timberlands.  Depletion for the period is determined by multiplying the depletion  base by the ratio of  harvested  units for the period  over the total expected  recoverable units. The Company's total for expected  recoverable units is reviewed on a periodic basis and revised,  if necessary.  Any adjustments are made  prospectively  (i.e.,  the remaining  undepleted cost is expensed over the remaining recoverable units).

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  Company is exposed to  changes  in  interest  rates  under the Line of
Credit,  which was  established in  conjunction  with the offering of the Timber
Notes.  This facility  bears interest at either the prime interest rate or LIBOR plus a specified  percentage  point spread.  As of December 31, 2004,  there was
$18.2 million of borrowings  outstanding under the Line of Credit.  Based on the amount of  borrowings  outstanding  under the Line of Credit  during  2004,  the impact of a 1% change in interest rates effective from the beginning of the year would not have been material to the Company's interest expense for 2004.

     All of the Company's  other debt is  fixed-rate,  and  therefore,  does not expose the  Company to the risk of higher  interest  payments  due to changes in market  interest  rates.  The Company  does not utilize  interest  rate swaps or similar hedging arrangements.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managers and Member of
Scotia Pacific Company LLC:

     We have audited the  accompanying  balance sheet of Scotia Pacific  Company
LLC (a Delaware limited  liability  company and a wholly owned subsidiary of The
Pacific Lumber Company  ("Palco"))  (the  "Company") as of December 31, 2004 and
2003, and the related statements of loss and of cash flows for each of the three years in the period ended December 31, 2004. These financial  statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

     We  conducted  our audits in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  The  Company is not required  to have,  nor were we engaged  to  perform,  an audit of its  internal control over financial reporting.  Our audit included  consideration of internal control over financial  reporting as a basis for designing audit procedures that are appropriate in the  circumstances,  but not for the purpose of expressing an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

     In our opinion, such financial statements referred to above present fairly, in all material  respects,  the financial position of Scotia Pacific Company LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period  ended  December  31,  2004,  in conformity with accounting principles generally accepted in the United States of
America.

     The accompanying  financial statements have been prepared assuming that the
Company  will  continue  as a  going  concern.  As  discussed  in  Note 1 to the financial  statements,  at December 31, 2004,  the cash flows of the Company and
Palco, have been adversely affected by delays in obtaining  regulatory approvals to harvest timber.  Palco was in default under an asset-based  credit  agreement with a bank.  The Company has estimated that without  additional  timber harvest plan approvals,  the Company will be unable to pay the entire amount of interest due in July,  2005,  on its timber  notes.  Such failure to pay  interest  would constitute an event of default  under the indenture  governing the timber notes.
The  difficulties  of the  Company  and Palco in meeting  their  loan  agreement covenants and paying the interest on the timber notes raise  substantial  doubts about the  Company's  ability  to  continue  as a going  concern.  Further,  the difficulties of the Company raises substantial doubt about the Company's ability
to  realize  its  timber   related  assets  and  discharge  its  timber  related
liabilities in the normal course of business and to continue as a going concern.
The financial  statements do not include any adjustments  that might result from the outcome of these uncertainties.

DELOITTE & TOUCHE LLP

Portland, Oregon
March 14, 2005

                                             SCOTIA PACIFIC COMPANY LLC

                                                    BALANCE SHEET
                                              (In millions of dollars)

                                                                                            December 31,
                                                                                         -------------------
                                                                                           2004       2003
                                                                                         ---------  --------
Assets
Current assets:
   Cash, cash equivalents, and restricted cash..........................................$   0.5   $   0.9
   Marketable securities, including restricted amounts of $25.1 and $24.6, respectively.   28.2      26.5
   Receivables from Palco...............................................................    3.3       4.9
   Prepaid timber harvesting costs......................................................    6.2       5.6
   Other current assets.................................................................    1.1       1.2
                                                                                        --------  --------
      Total current assets..............................................................   39.3      39.1
Timber and timberlands, net of accumulated depletion of $290.1 and
   $282.2, respectively.................................................................  225.1     230.0
Property and equipment, net of accumulated depreciation of $19.6 and
    $17.1, respectively.................................................................   28.1      25.7
Deferred financing costs, net...........................................................   11.8      13.5
Restricted cash, marketable securities and other investments............................    9.2      35.4
Intangible assets.......................................................................    3.8       4.7
                                                                                        --------  --------
                                                                                        $ 317.3   $ 348.4
                                                                                        ========  ========

Liabilities and Member Deficit
Current liabilities:
   Payables to Palco....................................................................$   1.5   $   0.9
   Accrued interest.....................................................................   23.8      24.5
   Other accrued liabilities............................................................    1.9       2.4
   Short-term borrowings and current maturities of long-term debt, excluding
      $9.5 and $4.6, respectively, of repurchased Timber Notes held in the
      SAR Account.......................................................................   33.8      17.6
                                                                                         -------  --------
      Total current liabilities.........................................................   61.0      45.4
Long-term debt, less current maturities and excluding $55.4 and $54.3, respectively,
of repurchased Timber Notes held in the SAR Account.....................................  687.7     713.9
Other noncurrent liabilities............................................................    0.2       0.3
                                                                                         -------  --------
      Total liabilities.................................................................  748.9     759.6
                                                                                         -------  --------

Contingencies (See Note 7)

Member deficit.......................................................................... (431.6)   (411.2)
                                                                                         -------  --------
                                                                                        $ 317.3   $ 348.4
                                                                                        ========  ========

     The accompanying notes are an integral part of these financial statements.

                              SCOTIA PACIFIC COMPANY LLC

                                   STATEMENT OF LOSS
                               (In millions of dollars)

                                                                    Years Ended December 31,
                                                              ----------------------------------
                                                                  2004       2003       2002
                                                              -----------  ---------  ----------

Log sales to Palco............................................$    66.4   $   73.3   $    64.6
                                                              ----------  ---------  ----------

Operating expenses:
   General and administrative.................................     20.6       21.5        20.6
   Depletion, depreciation and amortization...................     11.4       13.1        13.8
   Gain on sales of timberlands and other assets..............        -       (8.3)          -
                                                              ----------  ---------  ----------
                                                                   32.0       26.3        34.4
                                                              ----------  ---------  ----------

Operating income..............................................     34.4       47.0        30.2
                                                              ----------  ---------  ----------

Other income (expense):
   Gain (loss) on repurchases of debt.........................     (0.3)       0.7           -
   Interest and other income..................................      1.3        3.9         4.6
   Interest expense...........................................    (55.2)     (56.9)      (57.9)
                                                              ----------  ---------  ----------
                                                                  (54.2)     (52.3)      (53.3)
                                                              ----------  ---------  ----------
Net loss......................................................$   (19.8)  $   (5.3)  $   (23.1)
                                                              ==========  =========  ==========

     The accompanying notes are an integral part of these financial statements.

                                             SCOTIA PACIFIC COMPANY LLC

                                               STATEMENT OF CASH FLOWS
                                              (In millions of dollars)

                                                                             Years Ended December 31,
                                                                       ----------------------------------
                                                                            2004       2003       2002
                                                                        ----------  ---------  ---------

Cash flows from operating activities:
   Net loss .......................................................... $    (19.8)  $   (5.3)  $   (23.1)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
      Gain on sales of timberlands and other assets...................          -       (8.3)          -
      Loss (gain) on repurchases of debt..............................        0.3       (0.7)          -
      Depletion, depreciation and amortization........................       11.4       13.1        13.8
      Amortization of deferred financing costs........................        1.3        1.4         1.4
      Increase (decrease) in cash resulting from changes in:
        Receivables from Palco........................................        1.6       (2.3)        1.2
        Prepaid timber harvesting costs...............................       (0.6)       1.7         0.6
        Payables to Palco.............................................        0.6        0.1        (0.2)
        Accrued interest..............................................       (0.7)      (0.4)       (0.4)
        Other accrued liabilities.....................................       (0.5)       0.3        (0.8)
        Other.........................................................       (0.2)      (0.4)       (0.3)
                                                                        -----------  ---------  ----------
        Net cash used for operating activities........................       (6.6)      (0.8)       (7.8)
                                                                       -----------  ---------  ----------

Cash flows from investing activities:
   Proceeds from sales of assets......................................          -       11.4           -
   Capital expenditures...............................................       (7.8)      (7.7)       (7.2)
                                                                       -----------  ---------  ----------
        Net cash provided by (used for) investing activities..........       (7.8)       3.7        (7.2)
                                                                       -----------  ---------  ----------

Cash flows from financing activities:
   Principal payments on Timber Notes and other timber related debt...      (17.2)     (16.6)      (15.0)
   Net changes in restricted cash and marketable securities...........       13.0       13.8        59.2
   Borrowings under line of credit agreement, net.....................       18.2          -           -
   Member distributions...............................................          -          -       (29.4)
                                                                      -----------  ---------  ----------
        Net cash provided by (used for) financing activities..........       14.0       (2.8)       14.8
                                                                       ----------  ---------  ----------

Net decrease in cash, cash equivalents, and restricted cash...........       (0.4)       0.1        (0.2)
Cash, cash equivalents and restricted cash at beginning of period.....        0.9        0.8         1.0
                                                                       -----------  ---------  ----------
Cash, cash equivalents and restricted cash at end of period........... $      0.5   $    0.9   $     0.8
                                                                       ===========  =========  ==========

Supplemental disclosure of non-cash investing and financing activities:
   Transfer of marketable debt securities from held-to-maturity to
      available-for-sale.............................................. $        -   $   11.9   $       -
   Repurchases of debt using restricted cash..........................       10.9        5.4           -
Supplemental disclosure of cash flow information:
   Interest paid...................................................... $     54.6   $   56.0   $    57.0

     The accompanying notes are an integral part of these financial statements.

                               SCOTIA PACIFIC COMPANY LLC

                             NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies

   Basis of Presentation

          Scotia  Pacific  Company  LLC (the  "Company")  is a Delaware  limited liability  company wholly owned by The Pacific  Lumber  Company  ("Palco"), which is a wholly owned subsidiary of MAXXAM Group Inc. ("MGI").  MGI is an indirect wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").  The Company is a  special  purpose  limited  liability  company  organized  in May 1998 to facilitate  the offering of the 6.55% Class A-1,  7.11% Class A-2 and 7.71%
     Class A-3 Timber  Collateralized Notes due 2028 of the Company (the "Timber
     Notes").  Concurrent  with the closing in July 1998 (the  "Closing") of the
     Timber Notes offering,  Scotia Pacific Holding Company  ("Scotia  Pacific")
     was merged into the Company and Palco and Salmon  Creek LLC, a wholly owned subsidiary  of Palco  ("Salmon  Creek,"and  together  with the  Company and
     Palco;  the "Palco  Companies"),  transferred to the Company  approximately
     13,500 acres of timberlands  and the timber and related  timber  harvesting rights  (but  not  the  underlying  land)  with  respect  to an  additional approximately 19,700 acres of timberlands.  The Company in turn transferred to Palco the timber  and  related  timber  harvesting  rights  (but not the underlying land) with respect to approximately  1,400 acres of timberlands.
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

   Liquidity and Cash Resources

     Regulatory  and  environmental  matters  as well as certain  pending  legal matters play a  significant  role in the  Company's  operations.  See Note 7 for discussion of these matters.  Regulatory  compliance and related litigation have caused and may  continue to cause  delays in approval  of the  Company's  timber harvesting  plans  ("THPs") and delays in  harvesting  on its THPs once they are approved.  This has resulted and may continue to result in a decline in harvest, an increase in the cost of logging  operations,  and increased  costs related to timber harvest litigation.

     As discussed in Note 7, the  California  North Coast Regional Water Quality
Control Board (the "North Coast Water Board") is requiring the Company and Palco to apply various  waste  discharge  reporting,  mitigation  and erosion  control requirements in respect of timber harvesting  activities in several  watersheds, and may impose additional measures in the future. The North Coast Water Board in
December 2003  directed its staff to formulate  watershed-wide  waste  discharge requirements  ("WWDRs")  for the  Freshwater  and Elk  River  watersheds.  These requirements  have not yet been formulated,  and the North Coast Water Board has failed to release  for  harvest a number of THPs  already  approved by the other government agencies which review the Company's THPs.

     The  failure  of the North  Coast  Water  Board to  release  these THPs for harvest has adversely impacted the cash flows of both the Company and Palco. The
Company estimates that,  without the prompt release of a substantial  portion of these THPs, its cash flows from operations,  together with funds available under an agreement  (the "Line of Credit") with a group of banks pursuant to which the
Company may borrow to pay interest on the Timber Notes will be inadequate to pay the entire  amount of interest  due on the July 20,  2005,  Timber Note  payment date, which would  constitute an event of default under the Indenture.  Palco is in default under a $30.0 million  asset-based  credit agreement with a bank (the
"Palco Credit  Agreement") and estimates  that,  without the prompt release of a substantial  portion of these THPs and necessary  amendments to the Palco Credit
Agreement,  its cash flow from  operations,  together with funds available under the Palco Credit Agreement,  will not provide  sufficient  liquidity to fund its current level of  operations.  The Company and Palco are  continuing  efforts to obtain the  clearance of the North Coast Water Board of sufficient  THPs.  Palco has received a limited  waiver of the default  through March 18, 2005,  from the lender under the Palco Credit Agreement and is seeking a more permanent solution to the  default.  There can be no  assurance  that these  efforts with the North
Coast  Water  Board and the  lender  under the Palco  Credit  Agreement  will be successful.

     In the event of a failure to pay  interest on the Timber Notes in full when due, the trustee under the Indenture (the  "Trustee") or the holders of at least
25% of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest and other amounts related to the Timber Notes to become immediately  due and payable.  Also, in the event of a failure by the Company or
Palco to  perform  its  respective  covenants  or  agreements  under the  master purchase  agreement (the "Master Purchase  Agreement") which governs the sale to
Palco of logs harvested from the timberlands  owned by the Company (the "Company
Timberlands")  or by  Palco to  perform  its  covenants  or  agreements  under a services  agreement  between the Company  and Palco (the  "Services  Agreement")
relating to the provision of  operational,  management and related  services not
performed  by  the  Company's   own  employees   with  respect  to  the  Company
Timberlands,  which failure  continues for 30 days after notice from the Trustee or the holders of 25% or more of the outstanding  principal amount of the Timber
Notes, the holders of a majority of the aggregate  outstanding  principal amount of the Timber Notes may cause all principal,  interest and other amounts related to the Timber Notes to become  immediately due and payable.  In the event of any such  acceleration,  the Agent under the Line of Credit may also  accelerate the advances then  outstanding  thereunder.  If such  accelerations  of Timber Notes and/or  advances  under the Line of Credit  occur,  the Trustee may exercise all rights under the Indenture and related security  documents,  including  applying funds to pay accelerated  amounts, and selling the Company Timberlands and other assets and using the proceeds thereof to pay accelerated  amounts.  In the event that the Company were to seek  protection  by filing under the U. S.  Bankruptcy
Code (the  "Bankruptcy  Code"),  all amounts  related to the Timber  Notes would become  immediately  due and payable under the Indenture and all advances  under the Line of Credit  agreement could be accelerated.  The foregoing rights of the
Trustee  and  holders of Timber  Notes are  subject to the rights of the Company under the Bankruptcy Code.

     Palco will require  funds  available  under the Palco  Credit  Agreement in order to meet its working capital and capital  expenditure  requirements for the next year. Palco's ability to meet such requirements could be adversely affected should Palco be unsuccessful in its efforts to obtain a more permanent  solution to the default discussed above. Furthermore,  Palco's cash flows from operations may be adversely  affected by diminished  availability of logs from the Company, lower lumber prices, adverse weather conditions,  pending legal,  regulatory and environmental  matters or increased  funding  requirements for its pension plan.
See Note 7 for further  discussion of the  regulatory,  environmental  and legal matters  affecting  harvest levels and operating costs.  Without an extension of the limited  waiver of Palco's  default  under the Palco Credit  Agreement and a restructuring  or replacement  of that facility,  Palco's lender may take any of the  following  actions:  reduce  the  amount  of funds  available  to Palco for borrowing;  refuse to make new loans to or issue new  letters  of credit for the benefit  of Palco;  declare  any or all loans and other  amounts  owed under the agreement to be immediately due and payable; require Palco to cash collateralize all outstanding letters of credit; or pursue its other rights and remedies under the Palco Credit Agreement and related security agreements. The existence of the default also requires Palco to pay interest on amounts  borrowed under the Palco
Credit  Agreement at a per annum rate 2% higher than the rate at which  interest would be owed if no default existed.  If any acceleration under the Palco Credit
Agreement  occurs,  then the agent for the lender may  exercise all rights under that agreement and related security documents,  including selling Palco's assets and using the proceeds thereof to pay the accelerated amounts. In the event that
Palco were to seek protection by filing under the Bankruptcy Code, all loans and other amounts owed under the Palco Credit Agreement would become immediately due and payable. The foregoing rights of the lender under the Palco Credit Agreement are subject to the rights of Palco under the Bankruptcy Code.

     In the event of a Company default or a Palco liquidity  shortfall,  whether resulting  from a failure to extend the limited  waiver past March 18, 2005, any action  described above taken by Palco's lender,  or otherwise,  the Company and
Palco could be forced to take extraordinary actions, which may include: reducing expenditures  by laying off  employees  and shutting  down  various  operations;
seeking  other  sources of  liquidity,  such as from asset  sales;  and  seeking protection by filing under the Bankruptcy Code.

     As discussed  further below,  on December 8, 2004,  Standard  &  Poor's
Ratings Services ("S&P") lowered Palco's credit rating from B- to CCC+. As a
result,   Palco  may  be  required  to  post  a  security  deposit  for  workers compensation liabilities in July 2005, in an amount that has not been determined but that could be material to Palco's liquidity,  capital resources, and results of operations.  If improvements in Palco's  liquidity,  capital  resources,  and results of operations produce an upward revision in Palco's credit rating, or if a waiver of this  requirement is allowed under  applicable  law, then posting of such a security deposit may not be necessary. Palco management is in the process of evaluating  the  potential  amount of such a security  deposit,  if required.
There can be no assurance  that such a security  deposit will not be required or that,  if required,  the amount will not be material.  Palco  management is also
evaluating  whether  other  potential   obligations  or  unanticipated   adverse
financial reports may result from the S&P credit action described above.

     In addition,  there can be no assurance  that certain other pending  legal,
regulatory  and  environmental  matters  or  future  governmental   regulations,
legislation or judicial or administrative decisions, adverse weather conditions, or low  lumber or log  prices,  will not have a material  adverse  effect on the
Company's financial  condition,  results of operations or liquidity.  See Note 7 for further information  regarding  regulatory and legislative matters and legal proceedings relating to the Company's operations.

   Summary of Significant Accounting Policies

     Concentrations of Credit Risk
     Cash equivalents and marketable  securities are invested primarily in short to  medium-term  investment  grade debt  instruments  as well as other  types of
corporate  and  government   debt   obligations.   The  Company   mitigates  its
concentration  of credit risk with  respect to these  investments  by  generally purchasing  investment grade products  (ratings of A1/P1 short- term or at least
BBB/Baa3 long-term). No more than 5% is invested in the same issue.

     Securities Available-for-Sale
     Management   determines  the  appropriate   classification   of  investment
securities at the time of purchase and re-evaluates  such designation as of each balance  sheet  date.  Available-for-sale  securities  are stated at fair market value,  with the  unrealized  gains and losses  reported in other  comprehensive loss, a separate  component  of member  deficit.  Realized  gains and losses and declines  in  value  judged  to be  other-than-temporary  on  available-for-sale securities are included in interest and other income.  Interest and dividends on securities  classified as  available-for-sale  are also included in interest and other  income.  The cost of securities  sold is  determined  using the first-in, first-out  method.  The fair value of substantially all securities is determined by quoted market prices.  The fair value of marketable debt securities  includes accrued interest.

     Prepaid Timber Harvesting Costs and Other Assets
     Direct costs  associated  with the  preparation of THPs are capitalized and reflected in prepaid timber  harvesting costs on the balance sheet.  These costs are  expensed  as the timber  covered by the  related  THP is  harvested.  Costs associated  with the  preparation of the Company's  sustained yield plan ("SYP")
and  the  Company's   multi-species   habitat  conservation  plan  ("HCP")  were
capitalized  and are reflected in other assets.  These costs are being amortized on a straight-line basis over 10 years.

     The carrying amounts of the Company's SYP and HCP intangible  assets are as follows (in millions):
                                                            December 31,
                                                -----------------------------------
                                                    2004         2003        2002
                                                ----------   ---------- -----------
SYP/HCP.........................................$      8.3   $      8.3  $      8.3
Less: Accumulated amortization.................       (4.5)        (3.6)       (2.7)
                                                 ---------   ----------  ----------
                                                $      3.8   $      4.7  $      5.6
                                                ==========  ===========  ==========

     The  Company   evaluates  its  intangible  assets  with  finite  lives  for impairment whenever events or changes in circumstances indicate that such assets might be impaired.  The remaining  useful life of intangible  assets with finite lives are  evaluated  annually  to  determine  whether  events or  circumstances warrant changes in the estimated useful lives of such assets.

     Amortization  of intangible  assets for the years ended  December 31, 2004,
2003 and 2002, was $0.9 million per year. The estimated amortization expense for
2005 through 2008 is $0.9 million per year, and $0.2 million for 2009. Estimated amortization  will change if events or  circumstances  warrant  the  revision of estimated useful lives.

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

     Deferred Financing Costs
     Costs  incurred  to obtain  debt  financing  are  deferred  and  amortized, generally  on a  straight-line  basis,  over the  estimated  term of the related borrowing.  The amortization of deferred financing costs is included in interest expense on the Statement of Loss.

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

     Income Taxes
     The Company,  a single member limited  liability  company,  has not made an election to be treated as an  association  and,  therefore,  is disregarded as a separate  taxable entity solely for income tax purposes.  The Company is treated as a division of Palco for tax  purposes.  All income  taxes with respect to the
Company are shown on Palco's financial  statements,  and all deferred income tax assets  and  deferred  income tax  liabilities  with  respect to the  Company at
December 31, 2004 and 2003, are reflected in Palco's financial statements.

     Reclassifications
     Certain  reclassifications  have been made to the  prior  years'  financial
statements  to  be  consistent  with  the  current  year's   presentation.   The
reclassification  of prior year  balances  includes $4.3 million of auction rate securities which were  reclassified  from cash and cash equivalent to marketable securities in the Balance Sheet.

2.    Significant Acquisitions and Dispositions

     In November  2003,  Palco and the Company sold  approximately  681 acres of timberlands  within  an area  known as the  Grizzly  Creek  grove.  The  Company received $8.2 million in cash, resulting in a gain of $7.5 million.

3.    Cash, Cash Equivalents, Marketable Securities and Other Investments

     Cash  equivalents  consist of highly liquid money market  instruments  with original  maturities  of three months or less. As of December 31, 2004 and 2003, carrying amounts of the Company's cash equivalents approximated fair value.

      The following is a summary of available-for-sale securities (in millions):

                                                                    December 31,
                                                             ------------------------
                                                                  2004         2003
                                                             -----------  -----------
   Cost......................................................$    15.9  $     38.8
   Estimated fair value......................................     15.8        39.6

     During 2003, marketable debt securities classified as held-to-maturity were sold to generate  funds for  principal  payments on  long-term  debt and for the repurchase of Timber Notes.  The amortized cost of the securities sold was $11.7 million,  and the realized gain on the sale of such securities was $0.1 million.
There were no such sales during 2004.

     At December 31, 2003,  management  re-evaluated the  classification  of its investment  securities  in  accordance  with  Statement of Financial  Accounting
Standard  No.  115,  "Accounting  for  Certain  Investments  in Debt and  Equity
Securities" ("SFAS No. 115"). As a result, marketable debt securities previously classified  as  held-to-maturity  were  transferred  to  the  available-for-sale category.  The amortized cost and fair value of the  transferred  securities was
$11.8 million and $11.9 million,  respectively, at December 31, 2003. There were no investments classified as held-to-maturity at December 31, 2004 and 2003.

     Interest and other income includes gross realized gains and losses on sales of available-for-sale securities for each of the three years in the period ended
December 31, 2004, as follows (in millions):
                                                           Years Ended December 31,
                                                    --------------------------------
                                                         2004       2003      2002
                                                    ----------  ---------  ---------
Gross realized gains...............................$     0.4   $    0.3   $    2.4
Gross realized losses..............................     (0.2)         -       (0.1)

     The   net   adjustment   to   unrealized    holding   gains   (losses)   on
available-for-sale securities included as a separate component of member deficit totaled $(0.6) million,  $(0.4) million,  and $(0.7) million in 2004,  2003, and
2002, respectively. Gross unrealized losses on investment securities at December
31, 2004,  were not material,  and investment  securities in an unrealized  loss position for twelve months or more totaled $3.6 million.

     Available-for-sale  securities  generally  consist of U.S.  corporate  debt
securities,   U.S.  treasury   obligations,   and  other  debt  securities  with
contractual  maturities  ranging  from one year to five years.  Held-to-maturity securities  during 2003 consisted of U.S.  government  agency  obligations  with contractual  maturities ranging from one year to five years. Amounts invested in auction rate securities are classified as marketable securities.

     Restricted Cash, Cash Equivalents, Marketable Securities and Other Investments
     Cash,  marketable  securities and other  investments  include the following amounts which are restricted  under the terms of the Company's  debt  agreements
(in millions):

                                                                                           December 31,
                                                                                      -------------------
                                                                                          2004       2003
                                                                                      ------------ ------
Current assets:
   Restricted cash and cash equivalents............................................... $      -  $   0.2
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................     25.1     22.2
      Other amounts restricted under the Indenture....................................        -      1.2
                                                                                       --------- --------
                                                                                           25.1     23.6
Long-term restricted cash, cash equivalents, marketable securities and other investments:
   Amounts held in SAR Account........................................................     68.5     87.7
   Other amounts restricted under the Indenture.......................................      2.5      2.5
   Less:  Amounts attributable to Timber Notes held in
      SAR Account.....................................................................    (61.8)   (54.8)
                                                                                        -------- --------
                                                                                            9.2     35.4
                                                                                        -------- --------
Total restricted cash, cash equivalents, marketable securities and other investments..  $  34.3  $  59.0
                                                                                        ======== ========
     Amounts in the Scheduled  Amortization Reserve Account,  which is a reserve account  used to  support  principal  payments  on the  Timber  Notes  (the "SAR
Account") are being held by the trustee under the Indenture to support principal payments  on the Timber  Notes.  See Note 5 for  further  discussion  on the SAR
Account.

     Other Investments
     Funds  held  in the  SAR  Account  include  interests  in  several  limited partnerships which invest in diversified  portfolios of common stocks and equity securities,  in addition to exchange  traded options,  futures,  forward foreign currency contracts, and other arbitrage  opportunities.  The Company's ownership percentages in these  partnerships are not significant.  As of December 31, 2004 and 2003,  these  investments  amounted  to $16.0  million  and  $15.5  million, respectively.

     Interest and other income includes income from the Company's  investment in these  partnerships for each of the three years in the period ended December 31,
2004, as follows (in millions):
                                                           Years Ended December 31,
                                                    -------------------------------
                                                        2004       2003      2002
                                                    ----------  --------- ---------
Earnings from investments in partnerships........$      0.5  $     2.2    $   0.6
                                                    ==========  ========  =========

4.    Property and Equipment

     The major classes of property and equipment are as follows  (dollar amounts
in millions):
                                                                             December 31,
                                                            Estimated  ----------------------
                                                          Useful Lives    2004        2003
                                                          -----------  ----------  ----------
Logging roads  .....................................        15 years   $    45.4   $    40.8
Other...............................................    5 - 15 years         2.3         2.0
                                                                       ----------  ----------
                                                                            47.7        42.8
Less:  accumulated depreciation.....................                       (19.6)      (17.1)
                                                                       ----------  ----------
                                                                       $    28.1   $    25.7
                                                                       ==========  ==========

     Depreciation  expense for the years ended December 31, 2004,  2003 and 2002 was $2.6 million, $2.2 million and $2.0 million, respectively.

5.    Debt

     In July 1998, the Company issued $867.2 million aggregate  principal amount of Timber  Notes,  which are due at various  times  through July 20,  2028.  The
Timber Notes are senior secured obligations of the Company and do not constitute obligations of, and are not guaranteed by, Palco or any other person. The Timber
Notes were issued in three classes:  Class A-1 Timber Notes  aggregating  $160.7 million,  Class A-2 Timber Notes aggregating $243.2 million and Class A-3 Timber
Notes aggregating  $463.3 million.  Pursuant to the terms of the Indenture,  the
Company  is  permitted  to  incur  up to  $75.0  million  at  any  one  time  of non-recourse  indebtedness  secured  by  purchase  money  mortgages  to  acquire additional  timberlands,  an unspecified  amount of Additional  Timber Notes (as defined in the Indenture) provided certain conditions are met, and certain other debt on a  limited  basis.  The  Company  is not  permitted  to incur  any other indebtedness  for  borrowed  money.  The Timber Notes and the Line of Credit are secured by a lien on (i) the Company's  timber,  timberlands  and timber rights,
(ii)  certain  contract  rights  and other  assets,  (iii) the  proceeds  of the foregoing and (iv) funds held by the Trustee in various accounts relating to the
Timber  Notes.  Amounts  payable  on the Timber  Notes are paid semi-  annually, generally on January 20 and July 20 of each year (each, a "Note Payment Date").

     In the event of a failure to pay interest in full,  the Trustee  and/or the holders of at least 25% of the Timber  Notes may declare all amounts  related to the Timbers  Notes  immediately  due and payable.  If, upon demand,  the Company fails to pay such  amounts,  then the Trustee may  exercise all rights under the
Indenture and the Deed of Trust,  including instituting a court proceeding and /
or exercising the note holders' rights to sell the Company's timberlands and use the proceeds from such a sale to pay all amounts due under the Indenture. In the event that the  Company  seeks  protection  by filing  under the  United  States
Bankruptcy  Code,  then all amounts  related to the Timber  Notes  would  become immediately due and payable.

     The Timber Notes were  structured to link, to the extent of cash available, the deemed  depletion of the Company's  timber  (through the harvest and sale of logs) to the required  amortization of the Timber Notes.  The required amount of amortization  on any Note Payment  Date is  determined  by various  mathematical formulas set forth in the Indenture."Scheduled Amortization" of the Timber Notes
represents the amount of principal  which the Company must pay through each Note
Payment Date in order to avoid payment of prepayment or deficiency premiums,  as described  below.  The Scheduled  Maturity Dates for the Class A-1 and Class A-2
Timber  Notes,  which are January 20, 2007 and January 20,  2014,  respectively, represent  the Note  Payment  Dates  on which  the  Company  will pay the  final installment  of principal if all  payments of principal  are made in  accordance with  Scheduled  Amortization.  The  Scheduled  Maturity  Date for the Class A-3
Timber Notes is also January 20, 2014. The Scheduled  Amortization for the Class
A-3 Timber  Notes does not include  any  principal  amortization  prior to their
Scheduled  Maturity  Date. If the Class A-3 Timber Notes are not paid in full on or before their  Scheduled  Maturity Date, a Cash Retention Event (as defined in the  Indenture)  will  occur as a result  of which 75% of all  Excess  Funds (as defined  in the  Indenture)  will  be  deposited  in the  note  payment  account
("Payment  Account")  until  all  classes  of  Timber  Notes  are  paid in full, generally in sequential order.

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
timberlands (the "Headwaters  Timberlands")  were contributed to the Company and set  aside  in the SAR  Account.  Amounts  in the SAR  Account  are  part of the collateral  securing the Timber Notes and are used to make principal payments to the extent that cash flows from  operations  are  insufficient  to pay Scheduled
Amortization  on the Class A-1 and Class A-2 Timber Notes.  In addition,  during the six years beginning  January 20, 2014, any amounts then remaining in the SAR
Account  would be used to amortize  the Class A-3 Timber  Notes.  Funds may from time to time be released  to the  Company  from the SAR Account if the amount in the account at that time exceeds the  Required  Scheduled  Amortization  Reserve
Balance (as defined and set forth in the  Indenture).  If the balance in the SAR
Account falls below the Required Scheduled  Amortization  Reserve Balance, up to
50% of any  Remaining  Funds  (funds  that could  otherwise  be  released to the
Company free of the lien  securing the Timber  Notes) are required to be used on each monthly deposit date to replenish the SAR Account. As of December 31, 2004, the  amount  held in the SAR  Account  was  $27.6  million  below  the  Required
Scheduled Amortization Reserve Balance.

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

     The amount  attributable  to Timber  Notes held in the SAR Account of $61.8 million at December 31, 2004,  reflected in Note 3 represents the amount paid to acquire $64.9 million  principal  amount of Timber  Notes.  The following  table presents  (in  millions)  the  amortization  of  the  Timber  Notes  outstanding
(excluding $61.8 million face value of repurchased  Timber Notes held in the SAR
Account)  based on Minimum  Principal  Amortization  and Scheduled  Amortization
(subject to available cash):

                                                                 Minimum
                                                               Principal        Scheduled
                                                             Amortization(1) Amortization (2)
                                                            --------------- ----------------
Years Ending December 31:
   2005.....................................................$            -  $          15.6
   2006.....................................................             -             18.2
   2007.....................................................          14.3             26.5
   2008.....................................................          12.9             25.1
   2009.....................................................           8.7             19.6
   Thereafter...............................................         667.4            598.3
                                                            --------------- ----------------
                                                            $        703.3  $         703.3
                                                            =============== ================

(1)  Minimum Principal Amortization amounts are net of additional amounts due in respect of Timber Notes held by the Company and also reflect  payments made in accordance with Scheduled  Amortization  in excess of Minimum  Principal
     Amortization amounts.
(2)  Scheduled Amortization amounts are net of additional amounts due in respect of Timber Notes held by the Company.

     As of  December  31,  2004 and  2003,  the  estimated  fair  value of debt,
including   current   maturities,   was  $591.2  million  and  $562.5   million,
respectively. The estimated fair value of debt is determined based on the quoted market price for the Timber Notes.  The Timber Notes are thinly traded financial instruments;  accordingly,  their market price at any balance sheet date may not be representative of the price which would be derived from a more active market.

     The Company has entered into a line of credit (the "Line of Credit") with a group of banks  pursuant to which the Company may borrow to pay  interest on the
Timber Notes.  The maximum  amount the Company may borrow is equal to one year's interest on the aggregate outstanding principal balance of the Timber Notes (the
"Required Liquidity Amount").  On June 20, 2003, the Line of Credit was extended to July 7,  2006.  At or near the  completion  of such  extension,  the  Company intends to request that the Line of Credit be extended for an additional  period of not less than 364 days. If not  extended,  the Company may draw upon the full amount  available.  The  amount  drawn  would  be  repayable  in  12  semiannual installments  on each note  payment  date  (after the  payment of certain  other items,  including  the  Aggregate  Minimum  Principal  Amortization  Amount,  as
defined,  then due),  commencing  approximately two and one-half years following the date of the draw.  At December 31, 2004,  the Company  could have borrowed a maximum of $57.1 million  under the Line of Credit,  and there was $18.2 million outstanding under this facility.  At January 31, 2005, the maximum  availability under the Line of Credit was $55.9  million,  and there  were  $45.9  million in borrowings  outstanding under this facility. As discussed further in Note 1, the
Company is experiencing  financial  difficulties due to the failure of the North
Coast Water Board to release for harvest already-approved THPs. As a result, the
Company may not have adequate  availability  under the Line of Credit to pay the entire  amount of interest due on the Timber Notes in July 2005.  Such a failure to pay interest would constitute an event of default under the Indenture.

     On the note payment date in January 2004,  the Company had $4.1 million set aside in the note payment  account to pay the $27.2 million of interest due (net of $2.0  million of  additional  interest due in respect of Timber Notes held by the Company).  The funds available under the Line of Credit were used to pay the remaining  $26.6  million of interest  due. The Company  repaid $12.7 million of principal on the Timber Notes (an amount equal to Scheduled  Amortization) using funds held in the SAR Account).

     On the note payment date in July 2004,  the Company used $26.6 million (net of $2.1  million of  additional  interest due in respect of Timber Notes held by the Company) of the funds  available  under the Line of Credit to pay the entire
$26.6 million of interest  due. The Company  repaid $4.5 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

     On the note payment date in January  2005,  the Company used $26.3  million
(net of $2.2 million of additional  interest due in respect of Timber Notes held by the  Company)  of the  funds  available  under  the Line of Credit to pay the entire  $26.3  million of interest  due.  The Company  repaid  $10.6  million of principal on the Timber Notes (an amount equal to Scheduled  Amortization) using funds held in the SAR Account.

     During  2004,  $10.9  million  of funds from the SAR  Account  were used to repurchase  $11.0 million  principal  amount of Timber Notes, as permitted under the Indenture,  resulting in a loss of $0.3 million (net of unamortized deferred financing costs) on the repurchase of debt.

6.    Related Party Transactions

     At the time of the Closing,  the Company and Palco entered into the "Master
Purchase  Agreement"  which  governs  all log  sales by the  Company  to  Palco.
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

     SBE Prices  improved in 2004 versus 2003. In December 2004, the State Board of  Equalization  adopted the new Harvest  Value  Schedule for the first half of
2005.  The prices  published in that schedule  reflected a 14.3% increase in the
SBE Price for small redwood logs and a 12.5% increase for small Douglas-fir logs from the prices published for the second half of 2004.

     The Company and Palco also entered into a services agreement at the time of
Closing (the "Services  Agreement"),  pursuant to which Palco provides a variety of  operational,  management  and related  services in respect of the  Company's
timber   properties   not   provided   by  the  Company   employees,   including
reforestation,   fire  protection  and  road  maintenance,   rehabilitation  and
construction.  In addition,  Palco provides services to the Company with respect to the  defense of any legal  challenges.  The Company  pays a Services  Fee (as defined in the Services  Agreement)  in an initial  amount of $107,000 per month adjusted  annually  based on a designated  producer  price index and  reimburses
Palco for the cost of  constructing,  rehabilitating  and maintaining  roads and performing  reforestation services. For the years ended December 31, 2004, 2003, and 2002, $10.9 million,  $10.6 million,  and $10.4 million,  respectively,  was recorded under the Services Agreement.

7.    Contingencies

     Regulatory  and  environmental  matters  play  a  significant  role  in the
Company's business, which is subject to a variety of California and federal laws and regulations,  as well as the HCP, dealing with timber harvesting  practices, threatened  and  endangered  species and habitat for such  species,  and air and water quality.

     Environmental Plans
     From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP. The SYP was intended to comply with  regulations of the California
Department of Forestry and Fire Protection ("CDF") requiring timber companies to project timber growth and harvest on their  timberlands over a 100-year planning period and to demonstrate  sustained  yield,  i.e. that their projected  average annual harvest for any decade within a 100-year planning period would not exceed the average annual growth level during the last decade of the 100-year  planning period.  The forest practice rules allow companies which do not have a sustained yield plan to follow an alternative  procedure to document  compliance  with the sustained yield requirements. As discussed below, on October 31, 2003, the Court hearing  the  EPIC-SYP/Permits  lawsuit (as  defined  below)  entered a judgment invalidating  the SYP and the  incidental  take  permits  issued  by  California pursuant to the HCP ("California Permits"),  and that decision is now on appeal.
As a result of an earlier stay order issued in this case,  the Company has since
October 2002 been obtaining  review and approval of THPs under this  alternative procedure  and expects to follow this  procedure  until  approval of its pending
Option A Plan ("Option A Plan"),  which is an alternative  to a sustained  yield plan.

     The  HCP  and  related  incidental  take  permits  issued  by  the  federal government  pursuant to the HCP ("Federal  Permits") allow incidental  "take" of certain federally listed species located on the Company's timberlands so long as there is no  "jeopardy"  to the  continued  existence of such  species.  The HCP identifies  the measures to be  instituted in order to minimize and mitigate the anticipated  level  of  take to the  greatest  extent  practicable.  The HCP and
Federal Permits have terms of 50 years. Since the consummation of the Headwaters
Agreement in March 1999, there has been a significant amount of work required in
connection  with  the   implementation  of  the  HCP  and  SYP  (together,   the
"Environmental  Plans"),  and this work is expected to continue for several more years.

     Water Quality
     Laws and  regulations  dealing with water quality are impacting the Company primarily in four areas: efforts by the federal Environmental  Protection Agency
("EPA") and the North Coast Water Board to establish  total  maximum  daily load limits  ("TMDLs") in  watercourses  that have been  declared to be water quality impaired;  actions by the North  Coast  Water  Board to impose  waste  discharge reporting requirements in respect of watersheds on the Company's timberlands and in some cases, clean-up or prevention measures; actions by the North Coast Water
Board  during  the  THP  approval  process  which  impose  certain   operational
requirements on individual  THPs; and a directive of the North Coast Water Board to its staff to develop WWDRs for the Freshwater and Elk River  watersheds.

     Under the federal Clean Water Act ("CWA"), the EPA is required to establish
TMDLs in  watercourses  that have been declared to be "water quality  impaired."
The EPA and the North Coast Water Board are in the process of establishing TMDLs for many northern California rivers and certain of their tributaries,  including nine  watercourses  that flow  within the  Company's  timberlands.  The  Company expects  this  process  to  continue  into  2010.  The final  TMDL  requirements applicable to the Company's  timberlands may require aquatic protection measures that are  different  from or in addition to those in the HCP or that result from the  prescriptions  to be developed  pursuant to the watershed  analysis process provided for in the HCP.

     Beginning with the 2002-2003 winter operating period, the Company and Palco has been  required  to submit  "Reports of Waste  Discharge"  to the North Coast
Water Board each year in order to conduct  winter  harvesting  activities in the
Elk River and Freshwater  watersheds.  After consideration of these reports, the
North  Coast  Water  Board  imposed  requirements  on the  Company  and Palco to
implement   additional   mitigation  and  erosion  control  practices  in  these
watersheds  for these winter  operating  periods.  In addition,  the North Coast
Water Board has extended the  requirements  for certain  mitigation  and erosion control  practices  to the Bear,  Jordan  and Stitz  watersheds.  Reporting  and
mitigation   requirements   imposed  by  the  North   Coast   Water  Board  have
significantly  increased  operating costs and may in the future further increase costs or cause delays in THP approvals.

     The North Coast Water Board has also issued a clean up and abatement  order
(the  "Elk  River  Order")  which  is  aimed  at  addressing  existing  sediment production sites in the Elk River watershed through clean up actions.  The North
Coast Water Board has also  initiated  the process which could result in similar orders  for the  Freshwater  and Bear  Creek  watersheds,  and is  contemplating similar actions for the Jordan and Stitz Creek  watersheds.  The Elk River Order has resulted in increased  costs to the Palco Companies that could extend over a number of years.  Additional orders in other watersheds  (should they be issued)
may also result in further cost increases. Palco's appeal of the Elk River Order to the State Water Resources Control Board (the "State Water Board") was denied.
Palco has appealed  the  decision of the State Water Board,  but is holding such appeal in abeyance until resolution of the THP No. 520 lawsuit discussed below.

     In  addition  to the  foregoing  actions,  the North  Coast  Water Board in
December  2003  directed  its staff to create WWDRs for the  Freshwater  and Elk
River watersheds.  As harvesting  activities on the Company's timberlands cannot readily be moved between watersheds due to, among other things, historic harvest patterns, adjacency restrictions,  and the age classes of trees, that action and the other matters  described above could,  in addition to the potential  effects noted above,  individually or collectively  result in reduced  harvest.  In that regard,  the staff of the North  Coast Water  Board has not yet  formulated  the required  WWDRs for the Freshwater and Elk River  watersheds.  As a result,  the
North  Coast  Water  Board has  failed to  release  for  harvest a number of the
Company's THPs which have already been approved by the other government agencies which review the Company's  THPs.  The  unreleased  THPs represent a significant portion of the Company's planned harvest for the first half of 2005. The ongoing delay in  receiving  the  approval of the North Coast Water Board has  adversely impacted  the cash flows of both the Company  and Palco.  See Note 1 for further discussion.

     Effective  January 1, 2004,  California  Senate Bill 810 provides  regional water quality control boards with additional  authority  related to the approval of THPs on land within  impaired  watersheds.  The Company is  uncertain  of the operational and financial  effects which will ultimately result from Senate Bill
810; however,  because substantially all rivers and waterbodies on the Company's timberlands  are  classified as  sediment-impaired,  implementation  of this law could result in delays in obtaining  approvals of THPs, lower harvest levels and increased costs and additional protection measures beyond those contained in the
HCP. Also see the description of the THP No. 520 lawsuit below.

     Timber Harvest Litigation
     A California  state court has  invalidated  the SYP in connection  with two lawsuits filed against the Palco Companies,  as described below,  which decision has been appealed. Other judicial and administrative  proceedings,  as discussed below,  could  affect the  Company's  ability to  implement  the HCP,  implement certain  approved THPs, or carry out other  operations,  as discussed below. The
Services  Agreement  requires Palco to prepare and file on behalf of the Company
(at Palco's cost) all pleadings and motions,  and otherwise  diligently  pursue, appeals of any denial,  and defense of any challenge to approval,  of any THP or the Environmental Plans or similar plan or permit and related matters.

     In March 1999,  an action  entitled  Environmental  Protection  Information
Association,   Sierra  Club  v.  California  Department  of  Forestry  and  Fire
Protection,  California Department of Fish and Game, The Pacific Lumber Company,
Scotia   Pacific   Company   LLC,   Salmon  Creek   Corporation,   et  al.  (the
"EPIC-SYP/Permits  lawsuit") was filed. This action alleged, among other things, various violations of the CESA and the California Environmental Quality Act, and
challenged,  among other  things,  the  validity and legality of the SYP and the
California  Permits.  The plaintiffs  sought,  among other things,  to set aside
California's  approval  of the SYP and the  California  Permits  and  injunctive relief to  prevent  implementation  of THPs  approved  in  reliance  upon  these documents.  In March 1999, a similar  action,  entitled  United  Steelworkers of
America,  AFL-CIO,  CLC, and Donald Kegley v. California  Department of Forestry
and Fire Protection,  The Pacific Lumber Company, Scotia Pacific Company LLC and
Salmon  Creek  Corporation  (the  "USWA  lawsuit"),  was filed  challenging  the validity and legality of the SYP. The  EPIC-SYP/Permits  and USWA  lawsuits were consolidated for trial.

     Following  trial,  the  Court on  October  31,  2003,  entered  a  judgment invalidating the SYP and the California  Permits due to several  deficiencies in agency  procedures and the failure of the Company and Palco to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on
THPs  which  rely on the SYP and  were  approved  prior to July  23,  2003.  The short-term  effect of the ruling was to preclude  approval,  under the SYP, of a small  number of THPs which were under review but had not been  approved,  and a minor  reduction in 2003  harvesting  that had been expected from these specific
THPs. As a result of this case,  the Company has since  October  2002,  when the
Court  issued a stay  order  preventing  future  reliance  upon  the  SYP,  been obtaining review and approval of new THPs under a procedure  provided for in the forest  practice  rules  that does not  depend  upon the SYP and the  California
Permits. The Company expects to follow this procedure until the Option A Plan is approved.  Palco and the State of California have appealed the October 31, 2003, decision.  In September  2004,  the Court  granted the  plaintiffs'  request for reimbursement  of an  aggregate  of $5.8  million  in  attorneys  fees and other expenses  incurred  in  connection  with these  matters.  Palco and the State of
California have also appealed this decision.

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

     Both state and federal  agencies,  along with the Company and other  timber companies, have relied upon this regulation for more than 25 years. However, the
Court  interpreted  the  regulation  in  such a way as to  narrow  the  forestry operations which are exempted,  thereby limiting the regulation's  applicability and  subjecting  culverts  and ditches to permit  requirements.  This ruling has widespread  implications for the timber industry in the United States.  The case is not yet  final  as the  trial  has not yet  been  held,  and  there  are many unresolved  issues  involving  interpretation  of the Court's  decision  and its application to actual  operations.  Should the decision  ultimately become final and held to apply to all  operations on the Company's  timberlands,  it may have
some  or  all  of  the  following  effects:   imposing   additional   permitting
requirements,  delaying  approvals of THPs,  increasing  harvesting  costs,  and adding water protection measures beyond those contained in the HCP. Nonetheless, it is not  likely  that civil  penalties  will be awarded  for  operations  that occurred prior to the Court's decision due to the historical  reliance by timber companies on the regulation and the Company's belief that the requirements under the HCP are adequate to ensure that  sediment  and  pollutants  from  harvesting activities on the  Company's  timberlands  will not reach levels  harmful to the environment.  While the impact of a  conclusion  to this case that  upholds  the
October 14, 2003, ruling may be adverse,  the Company does not believe that such an outcome  would  have a material  adverse  impact on the  Company's  financial condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the Court's  interpretation  of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

     On November 20, 2002,  two similar  actions  entitled  Alan Cook, et al. v.
Gary Clark,  et al. (the "Cook action") and Steve Cave, et al. v. Gary Clark, et
al.  (the "Cave  action")  were  filed,  which also name the Company and certain affiliates  as  defendants.  On April 4, 2003,  the  plaintiffs in these actions filed amended  complaints and served the defendants  with notice of the actions.
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

     On February 25,  2003,  the  District  Attorney of Humboldt  County filed a civil suit entitled The People of the State of California v. The Pacific  Lumber
Company,  Scotia  Pacific  Holding  Company and Salmon  Creek  Corporation  (the
"Humboldt DA action").  The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair business  practices in  connection  with  completion  of the  Headwaters  Agreement,  and that  this resulted in these companies being able to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit sought a variety of remedies  including a civil  penalty of $2,500 for each  additional tree that has been or will be harvested due to this alleged increase in harvest, as well as  restitution  and an injunction in respect of the  additional  timber harvesting  allegedly  being  conducted.  In  response  to motions  filed by the
Company and Palco for  sanctions  and dismissal of this suit, on April 30, 2004, the Court issued a ruling  requiring the District  Attorney to amend his suit to prove that  "extrinsic"  fraud occurred.  In addition,  the Court eliminated the remedies  being sought,  other than for civil  penalties,  and suggested that it would  be  inappropriate  to  base  civil  penalties  on  the  additional  trees harvested.  The Court also ruled that it declined  "at this  juncture" to impose sanctions on the District Attorney.  The District Attorney  subsequently amended his suit,  and the Palco  Companies  later  filed new motions to dismiss and for sanctions.  After  delays  resulting  from the  District  Attorney's  efforts to disqualify  the trial judge,  and that judge's later self-  disqualification,  a hearing on these motions was held on February 18, 2005.  The Court  rejected the sanctions motion, but has not yet ruled on the motion for dismissal. The Company believes  that this suit is without  merit and that the April 30,  2004,  ruling diminished  significantly  its exposure  with  respect to this matter;  however, there can be no assurance that the Palco  Companies will  ultimately  prevail or that an  adverse  outcome  would  not be  material  to the  Company's  financial condition, results of operations or liquidity.

     On December 17, 2003, an action entitled Humboldt Watershed Council, et al.
v. North Coast Regional Water Quality  Board,  et al. (the "HWC 2003  lawsuit"), naming the  Company  and Palco as real  parties  in  interest,  was  filed.  The plaintiffs  allege that the North Coast Water Board should have  required  waste discharge  reports  in  respect  of  all  timber  harvesting  activities  in the
Freshwater and Elk River watersheds, including those on the Company Timberlands.
This action has been dismissed by the plaintiffs.

     On  November  2,  2004,  an  action   entitled   Environmental   Protection
Information Center v. U.S. Fish & Wildlife Service,  NOAA Fisheries,  et al.
(the "EPIC-USFWS/NOAA lawsuit") was filed. This lawsuit alleges that two federal
agencies  have  violated  certain  federal  laws  and  related   regulations  in
connection  with their oversight of the HCP and Federal  Permits.  The plaintiff also alleges that the Federal Permit for the northern spotted owl was unlawfully issued and that the Company and Palco violated  California's  unfair competition law by using false advertising and making misleading  environmental  claims. The plaintiff seeks a variety of remedies including requiring  additional actions by the federal  agencies and precluding them from  authorizing take of the northern spotted  owl, an  injunction  requiring  the Company and Palco to cease  certain alleged  unlawful  activities,  as well as  restitution  and  remediation by the
Company and Palco.  The Company does not believe the  resolution  of this action should result in a material adverse effect on its financial  condition,  results of operations or liquidity.

     On November  16,  2001,  Palco  filed a case  entitled  The Pacific  Lumber
Company,  et al. v. California State Water Resources  Control Board(the "THP No.
520  lawsuit")  alleging  that the State Water Board had no legal  authority  to impose  mitigation  measures that were requested by the staff of the North Coast
Water  Board  during the THP review  process  and  rejected  by the CDF prior to approving  the THP.  When the staff of the North Coast Water Board  attempted to impose these mitigation measures in spite of the CDF's decision,  Palco appealed to the State Water Board,  which  imposed  certain of the  requested  mitigation measures and rejected  others.  Palco filed the THP No. 520 lawsuit  challenging the State Water  Board's  decision,  and in January  2003,  the  Superior  Court granted  Palco's  request  for an order  invalidating  the  imposition  of these additional measures.  The State Water Board appealed this decision, and on March
18, 2004, the appellate court reversed the decision of the Superior  Court.  The appellate court's decision could result in increased demands by the regional and state  water  boards and their  staffs to impose  controls  and  limitations  on harvesting  on  the  Company's  timberlands  beyond  those  provided  for by the
Environmental  Plans  or  could  provide  additional  regulatory  powers  to the regional and state water boards and their staffs beyond those provided in Senate
Bill 810. Palco filed a petition for review of the appellate court's decision by the California Supreme Court, which in June 2004 agreed to review the decision.

8.    Comprehensive Loss and Member Deficit

      Comprehensive loss includes the following (in millions):

                                                                         Years Ended December 31,
                                                                   -----------------------------------
                                                                     2004        2003         2002
                                                                   ---------   ---------   --------
Net loss.......................................................   $  (19.8)   $    (5.3)   $ (23.1)
Other comprehensive loss:
   Change in value of available-for-sale investments...........       (0.6)        (0.4)      (0.7)
                                                                   ---------   ---------    -------
Total comprehensive loss.......................................   $  (20.4)   $    (5.7)   $ (23.8)
                                                                   =========   =========    =======

     A  reconciliation  of the  activity  in member  deficit is as  follows  (in millions):

                                                                       Years Ended December 31,
                                                                 ----------------------------------
                                                                    2004        2003        2002
                                                                 -----------  ---------  ----------
Balance at beginning of period...................................$  (411.2)  $ (405.5)  $  (352.3)
Comprehensive loss...............................................    (20.4)      (5.7)      (23.8)
Distributions....................................................         -         -       (29.4)
                                                                 ----------  ---------  ----------
Balance at end of period.........................................$  (431.6)  $ (411.2)  $  (405.5)
                                                                 ==========  =========  ==========

9.    Quarterly Financial Information (Unaudited)

     Summary  quarterly  financial  information for the years ended December 31,
2004 and 2003 is as follows (in millions):

                                                           Three Months Ended
                                       -----------------------------------------------------------
                                          March 31        June 30     September 30    December 31
                                       -------------- -------------- -------------- --------------
2004:
   Log sales to Palco..................$        15.9  $        13.3  $        21.7  $        15.5
   Operating income....................          7.9            6.1           12.0            8.4
   Net loss............................         (4.7)          (7.6)          (2.0)          (5.5)

2003:
   Log sales to Palco..................$        18.4  $        15.1  $        22.4  $        17.4
   Operating income....................          9.2            8.7           12.6           16.5
   Net income (loss)...................         (4.8)          (3.7)          (0.5)           3.7

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

     None.

ITEM 9A.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Our management is responsible for establishing  and maintaining  disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities  Exchange Act of 1934 is  recorded,  processed,  summarized  and  reported  within  the  time  periods specified in the rules and forms of the Securities and Exchange Commission,  and that  such  information  is  accumulated  and  communicated  to our  management,
including  our  Chief  Executive  Officer  and  Chief  Financial   Officer,   as
appropriate,  to  allow  timely  decisions  regarding  required  disclosure.  In designing and  evaluating  the disclosure  controls and  procedures,  management recognized  that any controls and  procedures,  no matter how well  designed and operated, can provide only reasonable assurance of achieving the desired control objectives,  and  management  necessarily  was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of the end of the period covered by this report,  our management carried out an evaluation, under the supervision and with the participation of our Chief
Executive  Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of the Company's disclosure controls and procedures.  Based on the  evaluation,  our management,  including our Chief Executive  Officer and
Chief Financial Officer,  concluded that the Company's  disclosure  controls and procedures were effective as of December 31, 2004.

Changes in Internal Control over Financial Reporting

     Since  September  30,  2004,  there have been no  changes in the  Company's internal  controls over  financial  reporting  that  materially  affected or are reasonably  likely to materially  affect the internal  controls  over  financial reporting.

 ITEM 9B.       OTHER INFORMATION

     Not applicable.

                               PART III

ITEMS 10-13.

     Not applicable.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth the aggregate fees billed to the Company for professional  services  provided in 2004 and 2003 by Deloitte  &  Touche LLP
("Deloitte"), the Company's independent auditor and principal accounting firm:

                                                               Years Ended December 31,
                                                           ---------------------------------
                                                                 2004             2003
                                                           ---------------- ----------------
Audit Fees(1)..............................................$        110,670 $        100,000
Audit-Related Fees.........................................               -               -
Tax Fees...................................................               -               -
All Other Fees.............................................               -               -
                                                           ---------------- ----------------
   Total...................................................$        110,670 $        100,000
                                                           ================ ================
------------------------------------

(1)  Consists  of  professional  services  rendered  for the audit of the annual financial  statements  of the Company  and for the review of the  quarterly financial statements of the Company.

     The Company is an indirect wholly owned subsidiary of MAXXAM.  As such, the
Audit  Committee  of MAXXAM's  Board of  Directors  (the "Audit  Committee")  is
charged  with  the  oversight  responsibility  as to the  audit  process  of the
Company.  The  Audit  Committee  has  responsibility  for  appointing,   setting
compensation and overseeing the work of the independent  auditor. In recognition of this responsibility,  the Audit Committee's Charter requires  pre-approval by the Audit  Committee of all audit and non-audit  services to be furnished by the independent  auditor to the Company.  Pre- approval is waived in those instances
permitted  by  applicable  SEC  regulation  so  long  as  the  Audit   Committee
subsequently approves such services within any applicable deadline.  None of the foregoing  services  were  approved  by  the  Audit  Committee  pursuant  to the provisions of Section 2-01(c)(7)(i)(C) of SEC Regulation S-X.

                                   PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Financial Statements

     1.   Financial Statements (included under Item 8):

          Report of Independent Registered Public Accounting Firm
          Balance Sheet at December 31, 2004 and 2003
          Statement of Loss for the Years Ended December 31, 2004, 2003 and 2002
          Statement of Cash Flows for the Years Ended  December  31, 2004,  2003
          and 2002
          Notes to Financial Statements

     2. Financial Statement Schedules:

     Schedules are  inapplicable or the required  information is included in the financial statements or the notes thereto.

(b) Exhibits

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

                                                      SCOTIA PACIFIC COMPANY LLC

Date:    March 16, 2005               By:               ROBERT E. MANNE
                                      ------------------------------------------
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

Date:    March 16, 2005               By:               J. KENT FRIEDMAN
                                      ------------------------------------------
                                                        J. Kent Friedman
                                                           Manager

Date:    March 16, 2005               By:               EZRA G. LEVIN
                                      ------------------------------------------
                                                        Ezra G. Levin
                                                            Manager

Date:    March 16, 2005               By:               ROBERT E. MANNE
                                      ------------------------------------------
                                                        Robert E. Manne
                                                            Manager

Date:    March 16, 2005               By:               PAUL N. SCHWARTZ
                                      ------------------------------------------
                                                        Paul N. Schwartz
                                                           Manager

Date:    March 16, 2005               By:               JACK M. WEBB
                                      ------------------------------------------
                                                        Jack M. Webb
                                                    Independent Manager

Date:    March 16, 2005               By:               SID C. WEISS
                                      ------------------------------------------
                                                        Sid C. Weiss
                                                    Independent Manager

Date:    March 16, 2005               By:               GARY L. CLARK
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

3.2       Agreement of Limited  Liability  Company of the Company  (incorporated herein by reference to Exhibit 3.2 to the Company's Form S-4)

4.1       Indenture,  dated July 20, 1998,  between the Company and State Street
          Bank and Trust  Company  ("State  Street")  regarding the Timber Notes
          (incorporated  herein by  reference  to Exhibit  4.1 to the  Quarterly
          Report on Form 10-Q of MAXXAM  Inc.  for the  quarter  ended  June 30,
          1998; File No. 1-3924; the "MAXXAM June 1998 Form 10-Q")

4.2       First  Supplemental  Indenture,  dated July 16, 1999, to the Indenture
          (incorporated  herein by  reference  to Exhibit  4.1 to the  Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1999; the
          "Company June 1999 Form 10-Q")

4.3       Second  Supplemental  Indenture,  dated  November  18,  1999,  to  the
          Indenture  (incorporated  herein by  reference  to Exhibit 99.3 to the
          Company's Report on Form 8-K dated November 19, 1999)

4.4       Credit  Agreement,  dated  July  20,  1998,  among  the  Company,  the financial  institutions  party  thereto  and Bank of America  National
          Trust  and  Savings  Association,  as agent  (incorporated  herein  by reference to Exhibit 4.3 to the MAXXAM June 1998 Form 10-Q)

4.5       First  Amendment,  dated  July  16,  1999,  to  the  Credit  Agreement
          (incorporated herein by reference to the Company June 1999 Form 10-Q)

4.6       Second  Amendment,  dated  June  15,  2001,  to the  Credit  Agreement
          (incorporated  herein by  reference  to Exhibit  4.1 to the  Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

4.7       Third  Amendment,  dated  June  30,  2003,  to  the  Credit  Agreement
          (incorporated herein by reference to Exhibit 4.1 to the Company's Form
          10-Q for the quarter ended June 30, 2003)

4.8       Deed of Trust, Security Agreement, Financing Statement, Fixture Filing
          and  Assignment of Proceeds,  dated July 20, 1998,  among the Company,
          Fidelity  National  Title  Insurance  Company,  as trustee,  and State
          Street,  as  collateral  agent  (incorporated  herein by  reference to
          Exhibit 4.2 to the MAXXAM June 1998 Form 10-Q)

10.1      New Master  Purchase  Agreement,  dated  July 20,  1998,  between  the
          Company and Palco (incorporated herein by reference to Exhibit 10.1 to the  Quarterly  Report on Form 10-Q of MAXXAM Group  Holdings Inc. for
          the quarter ended June 30, 1998;  File No.  333-18723;  the "MGHI June
          1998 Form 10-Q")

10.2      New Services  Agreement,  dated July 20, 1998,  between  Palco and the
          Company  (incorporated herein by reference to Exhibit 10.2 to the MGHI
          June 1998 Form 10-Q)

10.3      New Additional  Services  Agreement,  dated July 20, 1998, between the
          Company and Palco (incorporated herein by reference to Exhibit 10.3 to the MGHI June 1998 Form 10-Q)

10.4      New Reciprocal Rights Agreement, dated July 20, 1998, among Palco, the
          Company and Salmon Creek  Corporation  ("Salmon Creek")  (incorporated herein by reference to Exhibit 10.4 to the MGHI June 1998 Form 10-Q)

10.5      New  Environmental  Indemnification  Agreement,  dated July 20,  1998, between  Palco and the Company  (incorporated  herein by  reference to
          Exhibit 10.5 to the MGHI June 1998 Form 10-Q)

10.6      Implementation  Agreement with Regard to Habitat Conservation Plan for the properties of Palco, the Company and Salmon Creek,  dated March 1,
          1999, by and among the United  States  Department of the Interior Fish and Wildlife Service ("USFWS"), the National Marine Fisheries Service,
          the California Department of Fish and Game ("CDF&G"),  the CDF and
          Pacific Lumber,  Salmon Creek and the Company  (incorporated herein by reference  to Exhibit 99.3 to the  Company's  Form 8-K dated March 19,
          1999; the "Company March 19, 1999 Form 8-K")

10.7      Agreement Relating to Enforcement of AB 1986, dated February 25, 1999, by and among The California Resources Agency,  CDF&G, the CDF, The
          California  Wildlife  Conservation  Board, Palco, Salmon Creek and the
          Company  (incorporated  herein by  reference  to  Exhibit  99.4 to the
          Company March 19, 1999 Form 8-K)

10.8      Habitat Conservation Plan, dated March 1, 1999 (incorporated herein by reference to Exhibit 99.5 to the Company March 19, 1999 Form 8-K)

10.9      Letter,  dated February 25, 1999, from the CDF to Palco  (incorporated herein by reference to Exhibit 99.8 to the Company March 19, 1999 Form
          8-K)

10.10     Letter,  dated  March 1,  1999,  from  the CDF to Palco  (incorporated herein by reference to Exhibit 99.9 to the Company March 19, 1999 Form
          8-K)

10.11     Letter, dated March 1, 1999, from the USFWS and the U.S. Department of
          Commerce  National  Oceanic and Atmospheric  Administration  to Palco,
          Salmon  Creek and the Company  (incorporated  herein by  reference  to
          Exhibit 99.10 to the Company March 19, 1999 Form 8-K)

*31.1     Section 302 Certification of Chief Executive Officer

*31.2     Section 302 Certification of Chief Financial Officer

*32.1     Section 906 Certification of Chief Executive Officer

*32.2     Section 906 Certification of Chief Financial Officer