Form 10-Q
period 2005-05-09
SCOTIA PACIFIC CO LLC
filed 2005-05-10
CIK 1066797

--------------------------------------------------------------------------------
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

                     ---------------------------

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2005

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

         Item 1.   Legal Proceedings
         Item 6.   Exhibits
         Signature

APPENDIX A - GLOSSARY OF DEFINED TERMS

                SCOTIA PACIFIC COMPANY LLC

                       BALANCE SHEET
                 (In millions of dollars)

                                                                                        March 31,     December 31,
                                                                                           2005           2004
                                                                                      -------------  --------------
                                                                                               (Unaudited)
                                                                                       ------------  --------------
Assets
Current assets:
   Cash, cash equivalents and restricted cash.......................................  $        0.5   $         0.5
   Marketable securities, including restricted amounts of $26.3 and $25.1,
      respectively..................................................................          28.9            28.2
   Receivables from Palco...........................................................           5.4             3.3
   Prepaid timber harvesting costs..................................................           5.9             6.2
   Other current assets.............................................................           0.8             1.1
                                                                                      -------------  --------------
      Total current assets..........................................................          41.5            39.3
Timber and timberlands, net of accumulated depletion of $291.9 and
   $290.1, respectively.............................................................         224.6           225.1
Property and equipment, net of accumulated depreciation of $20.3 and
    $19.6, respectively.............................................................          28.3            28.1
Deferred financing costs, net.......................................................          11.4            11.8
Restricted cash, marketable securities and other investments........................             -             9.2
Intangible assets...................................................................           3.6             3.8
                                                                                      -------------  --------------
                                                                                      $      309.4   $       317.3
                                                                                      =============  ==============

Liabilities and Member Deficit
Current liabilities:
   Payable to Palco.................................................................  $        1.1   $         1.5
   Accrued interest.................................................................          10.7            23.8
   Other accrued liabilities........................................................           1.9             1.9
   Short-term borrowings and current maturities of long-term debt, excluding
      $10.3 and $9.5, respectively, of repurchased Timber Notes held in the
      SAR Account ..................................................................          57.4            33.8
                                                                                      -------------  --------------
      Total current liabilities.....................................................          71.1            61.0
Long-term debt, less current maturities and excluding $48.1 and $55.4, respectively,
of repurchased Timber Notes held in the SAR Account..............................            675.7           687.7
Other noncurrent liabilities........................................................           0.6             0.2
                                                                                      -------------  --------------
      Total liabilities.............................................................         747.4           748.9
                                                                                      -------------  --------------

Contingencies (See Note 3)

Member deficit......................................................................        (438.0)         (431.6)
                                                                                      -------------  --------------
                                                                                      $      309.4   $       317.3
                                                                                      =============  ==============

     The accompanying notes are an integral part of these financial statements.

                 SCOTIA PACIFIC COMPANY LLC

                      STATEMENT OF LOSS
                  (In millions of dollars)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                          -------------------------
                                                                                              2005         2004
                                                                                          -----------  ------------
                                                                                                 (Unaudited)

Log sales to Palco......................................................................  $     16.1   $      15.9
                                                                                          -----------  ------------
Operating expenses:
   General and administrative...........................................................         6.5           5.2
   Depletion, depreciation and amortization.............................................         2.7           2.8
                                                                                          -----------  ------------
                                                                                                 9.2           8.0
                                                                                          -----------  ------------

Operating income........................................................................         6.9           7.9
                                                                                          -----------  ------------

Other income (expense):
   Interest and other income............................................................         0.3           1.3
   Interest expense.....................................................................       (13.8)        (13.9)
                                                                                          -----------  ------------
                                                                                               (13.5)        (12.6)
                                                                                          -----------  ------------
Net loss................................................................................  $     (6.6)  $      (4.7)
                                                                                          ===========  ============

     The accompanying notes are an integral part of these financial statements.

                SCOTIA PACIFIC COMPANY LLC

                  STATEMENT OF CASH FLOWS
                 (In millions of dollars)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                          -------------------------
                                                                                              2005         2004
                                                                                          -----------  ------------
                                                                                                 (Unaudited)

Cash flows from operating activities:
   Net loss ............................................................................  $     (6.6)  $      (4.7)
   Adjustments to reconcile net loss to net cash
      used for operating activities:
      Depletion, depreciation and amortization..........................................         2.7           2.8
      Amortization of deferred financing costs..........................................         0.4           0.3
      Increase (decrease) in cash resulting from changes in:
        Receivables from Palco..........................................................        (2.1)         (3.0)
        Prepaid timber harvesting costs.................................................         0.3             -
        Payable to Palco................................................................        (0.4)          0.3
        Accrued interest................................................................       (13.1)        (13.9)
        Other accrued liabilities.......................................................         0.5           0.1
        Other...........................................................................         0.3           0.4
                                                                                          -----------  ------------
        Net cash used for operating activities..........................................       (18.0)        (17.7)
                                                                                          -----------  ------------

Cash flows from investing activities:
   Proceeds from sales of marketable securities and other investments...................         0.5             -
   Capital expenditures.................................................................        (2.2)         (2.2)
                                                                                          -----------  ------------
        Net cash used for investing activities..........................................        (1.7)         (2.2)
                                                                                          -----------  ------------

Cash flows from financing activities:
   Principal payments on Timber Notes and other timber related debt.....................       (10.6)        (12.7)
   Net changes in restricted cash.......................................................         8.1           9.4
   Borrowings under line of credit agreement, net.......................................        22.2          21.7
                                                                                          -----------  ------------
        Net cash provided by financing activities.......................................        19.7          18.4
                                                                                          -----------  ------------

Net decrease in cash, cash equivalents, and restricted cash.............................           -          (1.5)
Cash, cash equivalents and restricted cash at beginning of period.......................         0.5           2.0
                                                                                          -----------  ------------
Cash, cash equivalents and restricted cash at end of period.............................  $      0.5   $       0.5
                                                                                          ===========  ============

Supplemental disclosure of non-cash financing activities:
   Repurchases of debt using restricted cash............................................  $        -   $       3.6
Supplemental disclosure of cash flow information:
   Interest paid........................................................................  $     26.5   $      27.4

     The accompanying notes are an integral part of these financial statements.

                 SCOTIA PACIFIC COMPANY LLC

           CONDENSED NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The information contained in the following condensed notes to the financial statements  is condensed  from that which would  appear in the annual  financial statements;  accordingly,  the financial  statements  included  herein should be needed in  conjunction  with the financial  statements and related notes thereto contained in the Form 10-K. Any capitalized  terms used but not defined in these
Condensed Notes to Financial  Statements are defined in the "Glossary of Defined
Terms"  contained  in  Appendix  A.  Accounting  measurements  at interim  dates inherently  involve greater  reliance on estimates than at year end. The results of operations for the interim periods  presented are not necessarily  indicative of the results to be expected for the entire year.

     The financial  statements  included  herein are  unaudited;  however,  they include all  adjustments of a normal  recurring  nature which, in the opinion of management,  are necessary for a fair presentation of the financial  position of the Company at March 31, 2005,  the results of  operations  for the three months ended March 31,  2005 and 2004,  and the cash flows for the three  months  ended
March 31, 2005 and 2004. The Company is a wholly-owned subsidiary of Palco which is a wholly-owned  subsidiary of MGI. MGI is an indirect wholly-owned subsidiary of MAXXAM.

     Liquidity and Cash Resources
     Regulatory and  environmental  matters as well as legal actions have played and are  expected  to  continue  to  play a  significant  role in the  Company's operations. The Company has previously experienced delays in the approval of its
THPs as a result of regulatory  compliance and related  litigation,  and expects these  difficulties  to persist.  Moreover,  the Company expects a recurrence of
additional   delays  that  have  recently  been  experienced  in  harvesting  on previously-  approved THPs due to regulatory  oversight by the North Coast Water
Board (see below).  The foregoing  matters have in the past  adversely  affected timber harvest and timber harvesting and other costs; these effects are expected to continue.

     The North  Coast Water  Board is  requiring  the Company and Palco to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds, and may impose additional  measures in the future. The North Coast Water Board in December 2003 directed  its  staff  to  formulate  WWDRs  for the  Freshwater  and  Elk  River watersheds on the Company's timberlands. The WWDRs have not yet been formulated, and, as a result,  the North Coast Water Board has failed to release for harvest
THPs  already  approved  by the  other  government  agencies  which  review  the
Company's THPs and significantly  delayed the release of a substantial number of other previously-approved THPs. The THPs approved for release by the North Coast
Water  Board  restrict  the  harvest  allowed to only 75% of the  harvest  limit established by the CDF for the Freshwater and Elk River watersheds.  Moreover, a hearing  officer  acting on behalf of the State  Water  Board has  issued a stay order which  precludes  harvest on a portion of the THPs that were  released for harvest by the North Coast  Water  Board.  The Company and Palco are  continuing efforts to obtain  clearance  from the North Coast Water Board of the  remaining
THPs,  which  constitute a  significant  portion of the harvest  planned for the first six  months of 2005.  The  Company  and Palco are also in the  process  of appealing the decision of the State Water Board hearing officer. There can be no assurance  that  these  efforts  will be  successful.  Additionally,  should the
Freshwater-Elk  River  WWDRs not be  formulated  during 2005 or in the first few months of 2006,  there could be a material  adverse  impact to the Company's and
Palco's future cash flows from operations.  See Note 3 for further discussion of these matters.

     The foregoing matters have materially  adversely impacted the cash flows of both the  Company  and Palco.  The  Company  estimates  that its cash flows from operations,  together  with funds  available  under the Line of Credit,  will be inadequate to pay all of the $27.9 million of interest  which will be due on the
July 20, 2005 payment  date for the Timber Notes ($25.9  million net of interest relating  to  Timber  Notes  held by the  Company),  which  would be an event of default under the Indenture.  Under the new Revolving  Credit  Facility and Term
Loan,  (discussed below), Palco is permitted to invest up to $5.0 million in the
Company. However, there can be no assurance that Palco will make such investment in whole or part.

     In the event of a failure to pay  interest on the Timber Notes in full when due,  the  Trustee  under the  Indenture  or the  holders of at least 25% of the aggregate  outstanding  principal  amount  of the  Timber  Notes  may  cause all principal,  interest  and other  amounts  related to the Timber  Notes to become immediately  due and  payable.  Also,  in the event of a failure by Palco or the
Company to perform  its  respective  covenants  or  agreements  under the Master
Purchase  Agreement  or the  failure  by  Palco  to  perform  its  covenants  or agreements  under the Services  Agreement,  which failure  continues for 30 days after  notice from the Trustee or the holders of 25% or more of the  outstanding principal amount of the Timber Notes, the holders of a majority of the aggregate outstanding  principal  amount of the  Timber  Notes  may  cause all  principal, interest and other amounts related to the Timber Notes to become immediately due and  payable.  In the  event of any  such  acceleration,  the  agent  under  the
Company's  Line of Credit may also  accelerate  the  advances  then  outstanding thereunder.  If such  accelerations  of Timber Notes and/or  advances  under the
Company's  Line of Credit  occur,  the Trustee may exercise all rights under the
Indenture  and  related  security  documents,  including  applying  funds to pay accelerated amounts, and selling the Company's  timberlands and other assets and using the proceeds  thereof to pay  accelerated  amounts.  In the event that the
Company were to seek protection by filing under the Bankruptcy Code, all amounts related to the Timber Notes would become  immediately  due and payable under the
Indenture and all advances under the Company's Line of Credit agreement could be accelerated. The foregoing rights of the Trustee and holders of Timber Notes are subject to the rights of the Company under the Bankruptcy Code.

     The Company has entered into an agreement for UBS  Securities LLC to assist in seeking to restructure its obligations with respect to its outstanding Timber
Notes.  The  engagement  will  continue  until  July  27,  2005  unless  earlier terminated by either party.  The Company agreed to pay such firm an advisory fee of $150,000 per month,  creditable  in full against a success fee of  $5,600,000 that would be payable upon consummation of any restructuring  transaction during or within  twelve  months  after the term of the  agreement,  and also agreed to indemnify the firm and its affiliates and to reimburse certain  expenses.  There can be no  assurance  that the  Company  will be  successful  in its  efforts to restructure its Timber Notes.

     At March 31, 2005,  Palco continued to be in default under the Palco Credit
Agreement  and its liquidity  crisis  continued.  Previously-granted  waivers of default were  subsequently  extended  through April 22, 2005. On April 19, 2005,
Palco and Britt,  as  borrowers,  closed the five-year  $30.0  million  secured, asset-based  Revolving  Credit  Facility and the five-year $35.0 million secured
Term Loan.  The Term Loan was fully  funded on April 19, 2005 and the  Borrowers used  approximately  $10.8  million  of the funds  from the Term Loan to pay off amounts previously borrowed under the Palco Credit Agreement and terminated that facility.  As of April 30, 2005, no borrowings had been made under the Revolving
Credit  Facility.  Palco  estimates that its cash flow from  operations will not provide sufficient  liquidity to fund its operations until the fourth quarter of
2006.  Accordingly,  Palco expects to be dependent on the funds  available under the  Term  Loan and  Revolving  Credit  Facility  to fund  its  working  capital requirements in 2005 and 2006.  Borrowings  under the Revolving  Credit Facility are limited to the sum of 85% of the  Borrowers'  eligible  accounts  receivable plus  75% of the  Borrowers'  eligible  inventories  (up to a  maximum  of $30.0 million,  subject to limitations  such as the ability of the lender to establish reasonable reserves).  Additionally, both the Term Loan and the Revolving Credit
Facility contain EBITDA maintenance  covenants that, if not met, could trigger a mandatory  prepayment of the borrowings.  The operating cash flow estimates used to  establish  the  EBITDA  maintenance  covenants  are  subject  to a number of assumptions  about future  operating  cash flow and actual  results could differ from these estimates.  Accordingly,  the availability of these funds to Palco is largely dependent on Palco's ability to harvest adequate timber on the Company's timberlands and reduce operating costs.

     In the event of a Company  default  under the  Indenture  or a future Palco liquidity shortfall, the Company and Palco could be forced to take extraordinary actions,  which may include:  reducing  expenditures by laying off employees and shutting down various  activities;  seeking other sources of liquidity,  such as from asset sales;  and seeking  protection by filing under the Bankruptcy  Code.
The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     On  February 7, 2005,  Moody's  lowered the ratings on the Class A-1 Timber
Notes from A1 to Baa2; the Class A-2 Timber Notes from A3 to Baa3; and the Class
A-3 Timber Notes from Baa2 to Bal. On April 7, 2005,  S&P  announced that it had further  lowered its ratings on all classes of the Timber Notes to CCC-.  On
December 8, 2004,  S&P  lowered Palco's credit rating from B- to CCC+ and on
April 7, 2005,  S&P  announced  that it had further  lowered  Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005).  As a result of the
S&P  credit  actions,  Palco may be required to post a security  deposit for workers compensation  liabilities in July 2005 in the amount of $9.9 million. If
Palco's  credit  rating  is  raised  to B- or  better,  or if a  waiver  of this requirement  is allowed  under  applicable  law, then posting of such a security deposit may not be  necessary.  However,  there can be no assurance  that such a security  deposit  will not be required.  Palco  management  is also  evaluating
whether  other  potential   obligations  or  unanticipated   adverse   financial
consequences may result from the S&P credit actions described above.

     In addition,  there can be no assurance  that certain other pending  legal,
regulatory  and  environmental  matters  or  future  governmental   regulations,
legislation or judicial or administrative decisions, adverse weather conditions, or low  lumber or log  prices,  will not have a material  adverse  effect on the
Company's financial  condition,  results of operations or liquidity.  See Note 3 for further discussion  regarding  regulatory and legislative  matters and legal proceedings relating to the Company's operations.

     The Company's Line of Credit allows it to borrow up to one year's  interest due on the Timber  Notes.  On June 20, 2003,  the Line of Credit was extended to
July 7, 2006. At or near the completion of such  extension,  the Company intends to request that the Line of Credit be extended for an  additional  period of not less than 364 days. If not  extended,  the Company may draw upon the full amount available.  The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items,  including the
Aggregate  Minimum  Principal   Amortization  Amount,  as  defined,  then  due),
commencing  approximately two and one-half years following the date of the draw.
At December 31, 2004, the Company could have borrowed a maximum of $57.1 million under the Line of  Credit,  and there was $18.2  million  outstanding  under the facility.  At March 31, 2005, the maximum  availability under the Line of Credit was $55.9 million, and there were $40.4 million in borrowings  outstanding under this facility.

     On the note  payment  date in January  2005,  the Company  used the Line of
Credit to pay all of the $28.5  million of  interest  due ($26.3  million net of interest due in respect of Timber Notes held by the Company). The Company repaid
$10.6  million of  principal  on the Timber  Notes (an amount equal to Scheduled
Amortization) using funds held in the SAR Account.

     New Accounting Standard

     In December  2004,  the FASB issued SFAS No. 153,  Exchanges of Nonmonetary
Assets,  an  amendment  of APB  Opinion  No.  29.  SFAS No.  153 is based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair value of the assets exchanged. Opinion No. 29 provided an exception to this principle for exchanges of similar productive  assets.  Under Opinion No. 29, an exchange of a  productive  asset was based on the  recorded  amount of the asset relinquished.  SFAS No. 153  eliminated  this  exception and replaced it with an exception  for  exchanges  of  nonmonetary  assets  that do not have  commercial substance.  The new  Statement  is effective  for  nonmonetary  asset  exchanges occurring in fiscal periods  beginning after June 15, 2005.  Management does not expect  that  adoption  of this  Statement  will have a  material  impact on the
Company's financial condition and results of operations.

2.   Restricted  Cash,  Cash  Equivalents,   Marketable   Securities  and  Other
     Investments

     Cash,  marketable  securities and other  investments  include the following amounts which are restricted  under the terms of the Company's  debt  agreements
(in millions):

                                                                                          March 31,   December 31,
                                                                                            2005          2004
                                                                                        ------------ --------------
Current assets:
   Restricted cash and cash equivalents...............................................  $         -  $           -
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................................         26.3           25.1
                                                                                        ------------ --------------
                                                                                               26.3           25.1
                                                                                        ------------ --------------
Long-term restricted cash, cash equivalents, marketable securities and other investments:
   Amounts held in SAR Account........................................................         52.0           68.5
   Other amounts restricted under the Indenture.......................................          2.5            2.5
   Less:  Amounts attributable to Timber Notes held in
      SAR Account.....................................................................        (54.5)         (61.8)
                                                                                        ------------ --------------
                                                                                                 -             9.2
                                                                                        ------------ --------------
Total restricted cash, cash equivalents, marketable securities and other investments..  $      26.3  $        34.3
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

     Environmental  Plans
     From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP.  The SYP was  intended  to comply with CDF  regulations  requiring timber companies to project timber growth and harvest on their  timberlands over a 100-year  planning period and to demonstrate  sustained yield, i.e. that their projected  average  annual  harvest for any decade within the 100-year  planning period  will  not  exceed  the  average  annual  growth  level at the end of the
100-year planning period. The forest practice rules allow companies which do not have a  sustained  yield  plan to  follow  alternative  procedures  to  document compliance with the sustained yield requirements. As discussed below, on October
31, 2003,  the Court  hearing the  EPIC-SYP/Permits  lawsuit  entered a judgment invalidating  the SYP and the  California  Permits,  and that decision is now on appeal.  As a result of an earlier stay order  issued in this case,  the Company has  since  October  2002 been  obtaining  review  and  approval  of THPs  under alternative  procedures  pending  approval  of the  Option  A Plan,  which is an alternative to a sustained yield plan. The Option A Plan was approved by the CDF in March 2005.

     The HCP and related  Federal  Permits  allow  incidental  "take" of certain federally  listed species located on the Company's  timberlands so long as there is no "jeopardy" to the continued existence of such species.  The HCP identifies the measures to be instituted in order to minimize and mitigate the  anticipated level of take to the greatest  extent  practicable.  The HCP and Federal Permits have terms of 50 years.  Since the  consummation of the Headwaters  Agreement in
March 1999,  there has been a significant  amount of work and  additional  costs required in connection with the implementation of the HCP and SYP, and this work and the additional costs are expected to continue for the forseeable future.

     Water Quality
     Laws and  regulations  dealing with water quality are impacting the Company and Palco  primarily  in four  areas:  efforts by the  federal EPA and the North
Coast Water Board to establish TMDLs in watercourses  that have been declared to be water  quality  impaired;  actions by the North  Coast  Water Board to impose waste discharge reporting requirements in respect of watersheds on the Company's timberlands and, in some cases, clean-up or prevention measures;  actions by the
North Coast Water Board during the THP  approval  process  which impose  certain operational  requirements on individual THPs; and a directive of the North Coast
Water  Board to its  staff to  develop  WWDRs for the  Freshwater  and Elk River watersheds.

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow within the Company's timberlands.  The Company expects this process to continue  into 2010.  The final TMDL  requirements  applicable  to the Company's timberlands may require aquatic  protection  measures that are different from or in  addition to those in the HCP or that  result  from the  prescriptions  to be developed pursuant to the watershed analysis process provided for in the HCP.

     Beginning with the 2002-2003 winter operating period, the Company and Palco have been  required to submit  "Reports of Waste  Discharge"  to the North Coast
Water Board each year in order to conduct  winter  harvesting  activities in the
Elk River and Freshwater  watersheds.  After consideration of these reports, the
North  Coast  Water  Board  imposed  requirements  on the  Company  and Palco to
implement   additional   mitigation  and  erosion  control  practices  in  these
watersheds  for these winter  operating  periods.  In addition,  the North Coast
Water Board has extended the  requirements  for certain  mitigation  and erosion control  practices  to the Bear,  Jordan  and Stitz  watersheds.  Reporting  and
mitigation   requirements   imposed  by  the  North   Coast   Water  Board  have
significantly  increased  Palco's  operating costs and may in the future further increase costs or cause delays in THP approvals or harvesting on approved THPs.

     The North Coast Water Board has also issued the Elk River Order, which is a clean up and abatement order aimed at addressing  existing  sediment  production sites in the Elk River watershed through clean up actions. The North Coast Water
Board has also  initiated the process  which could result in similar  orders for the Freshwater and Bear Creek watersheds,  and is contemplating  similar actions for the Jordan and Stitz Creek  watersheds.  The Elk River Order has resulted in increased costs to the Palco Companies that could extend over a number of years.
Additional orders in other watersheds (should they be issued) may also result in further cost increases. Palco's appeal of the Elk River Order to the State Water
Board was denied.  Palco has  appealed the decision of the State Water Board but is holding  such  appeal in  abeyance  until  resolution  of the THP 520 lawsuit discussed below.

     In  addition  to the  foregoing  actions,  the North  Coast  Water Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River watersheds.  As harvesting  activities on the Company's timberlands cannot readily be moved between watersheds due to, among other things, historic harvest patterns, adjacency restrictions,  and the age classes of trees, that action and the other matters  described above could,  in addition to the potential  effects noted above,  individually or collectively  result in reduced  harvest.  In that regard,  the staff of the North  Coast Water  Board has not yet  formulated  the required  WWDRs for the Freshwater and Elk River  watersheds.  As a result,  the
North  Coast Water Board for some time failed to release for harvest a number of the  Company's  THPs which had already been  approved by the other  governmental agencies  which approve the Company's  THPs. On February 25, 2005, the Executive
Officer of the staff of the North  Coast Water  Board  enrolled  THPs that would allow the harvest of up to 50% of the harvest limit  established  by the CDF for the  Freshwater  and Elk River  watersheds.  On March 16, 2005,  the North Coast
Water  Board  ordered  that  additional  THPs be  enrolled  that would allow the harvest  of up to 75% of the  harvest  limit  established  by the  CDF  for  the
Freshwater and Elk River watersheds.  This decision was subsequently appealed to the State Water Board and on April 6, 2005, a hearing  officer  acting on behalf of the State Water Board issued a stay order that precludes harvest of a portion of the THPs that were  released for harvest by the North Coast Water Board.  The
Company's request for emergency reconsideration by the full State Water Board of this decision was denied. The State Water Board is expected to hold a hearing on the merits of the appeal in June 2005.

     The  unreleased  and stayed  THPs  represent a  significant  portion of the
Company's  planned  harvest for the first half of 2005. The ongoing  regulatory, environmental and litigation matters faced by the Company and Palco, exacerbated by  the  developments  described  in the  previous  paragraph,  have  materially adversely impacted the cash flows of both the Company and Palco. Furthermore, it is likely that  additional  delays in the  development of the Freshwater and Elk
River WWDRs will occur, and such delays are expected to continue.

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

     Timber Harvest Litigation
     A California  state court has  invalidated  the SYP in connection  with two lawsuits filed against the Palco Companies,  as described below,  which decision has been appealed.  Other pending judicial and  administrative  proceedings,  as described below, could affect the Company's and Palco's ability to implement the
HCP,  implement  certain  approved  THPs,  or carry  out  other  operations,  as described  below. The Services  Agreement  requires Palco to prepare and file on behalf of the Company (at Palco's cost) all pleadings and motions, and otherwise diligently  pursue,  appeals of any  denial,  and  defense of any  challenge  to approval,  of any THP or the  Environmental  Plans or similar plan or permit and related matters.

     In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged,
among  other  things,   various  violations  of  the  CESA  and  the  California
Environmental Quality Act, and challenged,  among other things, the validity and legality of the SYP and the California  Permits.  The plaintiffs  sought,  among other things, to set aside  California's  approval of the SYP and the California
Permits and  injunctive  relief to prevent  implementation  of THPs  approved in reliance  upon  these  documents.  In March  1999,  a similar  action,  the USWA lawsuit,  was filed  challenging  the  validity  and  legality  of the SYP.  The
EPIC-SYP/Permits and USWA lawsuits were consolidated for trial.

     Following  trial,  the  Court on  October  31,  2003,  entered  a  judgment invalidating the SYP and the California  Permits due to several  deficiencies in agency  procedures  and the failure of the Company  and the Palco  Companies  to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on THPs which rely on the SYP and were approved prior to July 23,
2003. The short-term  effect of the ruling was to preclude  approval,  under the
SYP,  of a small  number  of THPs  which  were  under  review  but had not  been approved,  and a minor  reduction in 2003 harvesting that had been expected from those  specific  THPs. As a result of this case,  the Company has, since October
2002,  when the Court issued a stay order  preventing  future  reliance upon the
SYP, been obtaining review and approval of new THPs under alternative procedures pending  approval of the Option A Plan.  As noted  above,  the Option A Plan was approved  by the CDF in  March  2005.  The  Palco  Companies  and the  State  of
California  have appealed the October 31, 2003 decision.  In September 2004, the
Court granted the plaintiffs'  request for reimbursement of an aggregate of $5.8 million in attorneys fees and other expenses  incurred in connection  with these matters. The Palco Companies and the State of California have also appealed this decision.

     In July 2001, the Bear Creek lawsuit was filed and later amended to add the
EPA as a defendant.  The lawsuit  alleges  that  harvesting  and other  forestry activities  under  certain  of  the  Company's  approved  THPs  will  result  in discharges of pollutants in violation of the CWA. The plaintiff asserts that the
CWA requires the  defendants to obtain a permit from the North Coast Water Board before  beginning  timber  harvesting  and road  construction  activities and is seeking to enjoin  these  activities  until such permit has been  obtained.  The plaintiff  also seeks civil  penalties  of up to $27,500 per day for the alleged continued  violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed,  the Court upheld the validity of an EPA regulation which exempts  harvesting and other forestry  activities from certain  discharge requirements.

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

     On November 20, 2002, the Cook action and the Cave action were filed, which also name the Company,  Palco and certain affiliates as defendants.  On April 4,
2003,  the  plaintiffs in these actions filed amended  complaints and served the defendants  with notice of the  actions.  The Cook action  alleges,  among other things,  that defendants'  logging  practices have contributed to an increase in flooding along Freshwater Creek (which runs through the Company's  timberlands),
resulting  in  personal  injury  and  damage  to  the  plaintiffs'   properties.
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

     On February 25, 2003,  the District  Attorney of Humboldt  County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair  business  practices in connection with completion of the Headwaters  Agreement,  and that this resulted in these  companies  being able to harvest  significantly  more trees  under the
Environmental  Plans than would have  otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged  increase in harvest,  as well as  restitution  and an  injunction  in  respect of the  additional  timber harvesting allegedly being conducted.  In response to motions filed by the Palco
Companies for sanctions and dismissal of this suit, on April 30, 2004, the Court issued a ruling requiring the District  Attorney to amend his suit to prove that
"extrinsic" fraud occurred. In addition, the Court eliminated the remedies being sought,  other  than  for  civil  penalties,  and  suggested  that it  would  be inappropriate  to base civil penalties on the additional  trees  harvested.  The
Court also ruled that it declined "at this juncture" to impose  sanctions on the
District Attorney.  The District Attorney subsequently amended his suit, and the
Palco  Companies  later filed new motions to dismiss  and for  sanctions.  After delays  resulting from the District  Attorney's  efforts to disqualify the trial judge, and that judge's later self-disqualification,  a hearing on these motions was held on February 18, 2005. The Court rejected the sanctions motion,  but has not yet ruled on the motion for dismissal.  The Company  believes that this suit is without merit and that the April 30, 2004 ruling diminished significantly its exposure with respect to this matter;  however,  there can be no assurance  that the Palco Companies will ultimately prevail or that an adverse outcome would not be material to the  Company's  financial  condition,  results of  operations  or liquidity.

     On November 2, 2004, the  EPIC-USFWS/NOAA  lawsuit was filed.  This lawsuit alleges that two federal agencies have violated certain federal laws and related regulations in connection with their  oversight of the HCP and Federal  Permits.
The plaintiff also alleges that the Federal Permit for the northern  spotted owl was  unlawfully  issued and asserted  several  claims,  including that the Palco
Companies   violated   California's   unfair  competition  law  by  using  false
advertising and making misleading  environmental  claims.  The plaintiff seeks a variety of  remedies  including  requiring  additional  actions  by the  federal agencies and precluding them from  authorizing take of the northern spotted owl, an injunction  requiring the Palco Companies to cease certain  alleged  unlawful activities,  as well as restitution and remediation by the Palco  Companies.  On
April 22,  2005,  pursuant to motions to dismiss  filed by the Palco  Companies,
Palco and the federal defendants, the Court dismissed all but one of the claims.
The Company does not believe the  resolution  of this action  should result in a material  adverse  effect on its financial  condition,  results of operations or liquidity.

     On November 16,  2001,  the Company and Palco filed the THP No. 520 lawsuit alleging that the State Water Board had no legal authority to impose  mitigation measures that were  requested by the staff of the North Coast Water Board during the THP review  process and rejected by the CDF prior to approving the THP. When the staff of the North Coast Water Board  attempted to impose  these  mitigation measures in spite of the CDF's  decision,  the Company and Palco appealed to the
State Water Board,  which imposed certain of the requested  mitigation  measures and  rejected  others.  The  Company  and Palco  filed the THP No.  520  lawsuit challenging the State Water Board's decision,  and in January 2003, the Superior
Court granted their request for an order  invalidating  the  imposition of these additional measures.  The State Water Board appealed this decision, and on March
18, 2004, the appellate court reversed the decision of the Superior  Court.  The appellate court's decision could result in increased demands by the regional and state  water  boards and their  staffs to impose  controls  and  limitations  on harvesting  on  the  Company's  timberlands  beyond  those  provided  for by the
Environmental  Plans  or  could  provide  additional  regulatory  powers  to the regional and state water boards and their staffs beyond those provided in Senate
Bill 810.  The Company and Palco  filed a petition  for review of the  appellate court's decision by the California  Supreme Court,  which in June 2004 agreed to review the decision.  Briefing was completed on April 26, 2005,  but no date has been set for oral argument.

4.   Comprehensive Loss and Member Deficit

     Comprehensive loss includes the following (in millions):

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                          -------------------------

                                                                                              2005         2004
                                                                                          -----------  ------------

Net loss................................................................................  $     (6.6)  $      (4.7)
Other comprehensive income (loss):
   Net change in fair value of available-for-sale investments...........................         0.2          (0.3)
                                                                                          -----------  ------------
Total comprehensive loss................................................................  $     (6.4)  $      (5.0)
                                                                                          ===========  ============

      A reconciliation of the activity in member deficit is as follows (in millions):

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                           ------------------------
                                                                                              2005          2004
                                                                                           ----------   -----------

Balance at beginning of period..........................................................  $   (431.6)  $    (411.2)

Comprehensive loss......................................................................        (6.4)         (5.0)
                                                                                          -----------  ------------
Balance at end of period................................................................  $   (438.0)  $    (416.2)
                                                                                          =========================

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS

     The following should be read in conjunction  with the financial  statements in Part I,  Item 1. of this  Report  and Item 7.  "Management's  Discussion  and
Analysis  of  Financial  Condition  and  Results  of  Operations"  and  Item  8.
"Financial  Statements and Supplementary Data" of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the  "Glossary of Defined
Terms"  contained in Appendix A. Except as otherwise  noted,  all  references to
Notes represent the Condensed Notes to Financial Statements included herein.

     This Quarterly  Report on Form 10-Q contains  statements  which  constitute
"forward-looking  statements"  within the meaning of the PSLRA. These statements appear  in a number of places in this  section  and in Part II,  Item 1.  "Legal
Proceedings."  Such  statements can be identified by the use of  forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should,"
"plans," "intends," "projects," "seeks" or "anticipates" or the negative thereof or other  variations  thereon or comparable  terminology,  or by  discussions of strategy. Readers are cautioned that any such forward-looking statements are not
guarantees   of  future   performance   and   involve   significant   risks  and
uncertainties,   and  that  actual   results  may  vary   materially   from  the
forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business  conditions,  developments in technology,  new or modified statutory or regulatory requirements, litigation developments, and changing prices and market conditions.  This Form 10-Q and the Form 10-K identify other factors which could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Results of Operations

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the meaning of the PSLRA. See the statement in Item 2. above for cautionary information with respect to such forward-looking statements.

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

     Log Sales to Palco
     The following  table  presents  price,  volume and revenue  amounts for the
Company for the periods indicated (revenues in millions).

                                       Three Months Ended March 31, 2005       Three Months Ended March 31, 2004
                                     -------------------------------------- ---------------------------------------
                                                    Price                                    Price
                                           MBFEs    $/MBFE       Revenues         MBFEs      $/MBFE      Revenues
                                     ----------  ------------  ------------ -----------  ------------  ------------
Redwood............................     16,300   $       827   $       13.5     19,800   $       717   $       14.2
Douglas-fir........................      4,500           562            2.5      3,500           447            1.6
0ther..............................        700            59            0.1        400           174            0.1
                                      ----------               ------------ -----------                ------------
                                        21,500           747   $       16.1     23,700           668   $      15.9
                                     ==========                ============ ===========                ============

     For the three  months  ended March 31,  2005,  the Company  experienced  an overall 1% increase in revenues  despite a 9% decrease in sales volume  compared to the first  three  months of 2004.  For the first  three  months of 2005,  the
Company  experienced a 5% decrease in redwood log revenues compared to the three months  ended  March,  31,  2004,  due  primarily to a decrease in the volume of larger  redwood logs sold;  however,  this  decrease was  partially  offset by a realized  price  increase of 15% for redwood logs. A 56% increase in Douglas-fir revenues for the first three  months of 2005  compared to the first three months of 2004  was  accomplished  by a 29%  increase  in  volume  combined  with a 26%
increase in average realized prices for Douglas-fir logs.

     Operating Income and Net Loss
     Operating  income for the three months ended March 31, 2005  declined  from operating income for the same period in 2004 due to the decrease in log sales as noted above  combined with an increase in general and  administrative  operating expenses.  The $1.3  million  increase in general and  administrative  operating expenses  for the three  months  ended March 31,  2005,  as compared to the same period a year ago, is  principally  due to increased  THP costs  related to logs sold during the quarter and an increase in legal costs.

     The net loss for the first  three  months  ended  March  31,  2005 was $1.9 million  greater  than  for the same  period  of 2004  due to  higher  operating expenses, as noted above, combined with lower returns on investments.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the meaning of the PSLRA. See the statement in Item 2. above for cautionary information with respect to such forward-looking statements.

     Due to its highly leveraged  condition,  the Company is more sensitive than less  leveraged  companies to factors  affecting  its  operations  and financial results,  including  adverse weather  conditions,  low log prices,  governmental regulation,  environmental  litigation,  and general  economic  conditions.  The
Company's  cash flows from  operations  are  significantly  impacted  by harvest volumes and log prices.

     Regulatory and  environmental  matters as well as legal actions have played and are  expected  to  continue  to  play a  significant  role in the  Company's operations. The Company has previously experienced delays in the approval of its
THPs as a result of regulatory  compliance and related  litigation,  and expects these  difficulties  to persist.  Moreover,  the Company expects a recurrence of
additional   delays  that  have  recently  been  experienced  in  harvesting  on previously-  approved THPs due to regulatory  oversight by the North Coast Water
Board (see below).  The foregoing  matters have in the past  adversely  affected timber harvest and timber harvesting and other costs; these effects are expected to continue.  In addition,  there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental  regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low  lumber or log  prices,  will not have a material  adverse  effect on the
Company's financial condition,  results of operations or liquidity.  See Item 1.
"Business--Regulatory and Environmental Factors" of the Form 10-K and Note 3 for
discussion of these matters.

     The North  Coast Water  Board is  requiring  the Company and Palco to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds, and may impose additional  measures in the future. The North Coast Water Board in December 2003 directed  its  staff  to  formulate  WWDRs  for the  Freshwater  and  Elk  River watersheds on the Company's timberlands. The WWDRs have not yet been formulated, and, as a result,  the North Coast Water Board has failed to release for harvest
THPs  already  approved  by the  other  government  agencies  which  review  the
Company's THPs and significantly  delayed the release of a substantial number of other previously-approved THPs. The THPs approved for release by the North Coast
Water  Board  restrict  the  harvest  allowed to only 75% of the  harvest  limit established by the CDF for the Freshwater and Elk River watersheds.  Moreover, a hearing  officer  acting on behalf of the State  Water  Board has  issued a stay order which  precludes  harvest on a portion of the THPs that were  released for harvest by the North Coast  Water  Board.  The Company and Palco are  continuing efforts to obtain  clearance  from the North Coast Water Board of the  remaining
THPs,  which  constitute a  significant  portion of the harvest  planned for the first six  months of 2005.  The  Company  and Palco are also in the  process  of appealing the decision of the State Water Board hearing officer. There can be no assurance  that  these  efforts  will be  successful.  Additionally,  should the
Freshwater-Elk  River  WWDRs not be  formulated  during 2005 or in the first few months of 2006 there could be a material  adverse  impact to the  Company's  and
Palco's future cash flows from operations. See Item 1. "Business--Regulatory and
Environmental  Factors--Water  Quality,"  of the  Form  10-K and in Note 3 for a
further discussion of these matters.

     The foregoing matters have materially  adversely impacted the cash flows of both the  Company  and Palco.  The  Company  estimates  that its cash flows from operations,  together  with funds  available  under the Line of Credit,  will be inadequate to pay all of the $27.9 million of interest  which will be due on the
July 20, 2005 payment  date for the Timber Notes ($25.9  million net of interest relating to Timber Notes held by Scotia LLC), which would be an event of default under the  Indenture.  Under the new  Revolving  Credit  Facility and Term Loan,
Palco is permitted to invest up to $5.0 million in the Company.  However,  there can be no assurance that Palco will make such investment in whole or part.

     In the event of a failure to pay  interest on the Timber Notes in full when due,  the  Trustee  under the  Indenture  or the  holders of at least 25% of the aggregate  outstanding  principal  amount  of the  Timber  Notes  may  cause all principal,  interest  and other  amounts  related to the Timber  Notes to become immediately  due and  payable.  Also,  in the event of a failure by Palco or the
Company to perform  its  respective  covenants  or  agreements  under the Master
Purchase  Agreement  or the  failure  by  Palco  to  perform  its  covenants  or agreements  under the Services  Agreement,  which failure  continues for 30 days after  notice from the Trustee or the holders of 25% or more of the  outstanding principal amount of the Timber Notes, the holders of a majority of the aggregate outstanding  principal  amount of the  Timber  Notes  may  cause all  principal, interest and other amounts related to the Timber Notes to become immediately due and  payable.  In the  event of any  such  acceleration,  the  agent  under  the
Company's  Line of Credit may also  accelerate  the  advances  then  outstanding thereunder.  If such  accelerations  of Timber Notes and/or  advances  under the
Company's  Line of Credit  occur,  the Trustee may exercise all rights under the
Indenture  and  related  security  documents,  including  applying  funds to pay accelerated amounts, and selling the Company's  timberlands and other assets and using the proceeds  thereof to pay  accelerated  amounts.  In the event that the
Company were to seek protection by filing under the Bankruptcy Code, all amounts related to the Timber Notes would become  immediately  due and payable under the
Indenture and all advances under the Company's Line of Credit agreement could be accelerated. The foregoing rights of the Trustee and holders of Timber Notes are subject to the rights of the Company under the Bankruptcy Code.

     The Company has entered into an agreement for UBS  Securities LLC to assist in seeking to restructure its obligations with respect to its outstanding Timber
Notes.  The  engagement  will  continue  until  July  27,  2005  unless  earlier terminated by either party.  The Company agreed to pay such firm an advisory fee of $150,000 per month,  creditable  in full against a success fee of  $5,600,000 that would be payable upon consummation of any restructuring  transaction during or within  twelve  months  after the term of the  agreement,  and also agreed to indemnify the firm and its affiliates and to reimburse certain  expenses.  There can be no  assurance  that the  Company  will be  successful  in its  efforts to restructure its Timber Notes.

     At March 31, 2005,  Palco continued to be in default under the Palco Credit
Agreement and its liquidity crisis continued.  Previously-granted waivers of the default were  subsequently  extended  through April 22, 2005. On April 19, 2005,
Palco and Britt,  as  borrowers,  closed the  five-year  $30.0  million  secured asset-based  Revolving  Credit  Facility and the five-year $35.0 million secured
Term Loan.  The Term Loan was fully  funded on April 19,  2005 and the  Borrower used  approximately  $10.8  million  of the funds  from the Term Loan to pay off amounts previously borrowed under the Palco Credit Agreement and terminated that facility.  As of April 30, 2005, no borrowings had been made under the Revolving
Credit  Facility.  Palco  estimates that its cash flow from  operations will not provide sufficient  liquidity to fund its operations until the fourth quarter of
2006.  Accordingly,  Palco expects to be dependent on the funds  available under the  Term  Loan and  Revolving  Credit  Facility  to fund  its  working  capital requirements in 2005 and 2006.  Borrowings  under the Revolving  Credit Facility are limited to the sum of 85% of the  Borrowers'  eligible  accounts  receivable plus  75% of the  Borrowers'  eligible  inventories  (up to a  maximum  of $30.0 million,  subject to limitations  such as the ability of the lender to establish reasonable reserves).  Additionally, both the Term Loan and the Revolving Credit
Facility contain EBITDA maintenance  covenants that, if not met, could trigger a mandatory  prepayment of the borrowings.  The operating cash flow estimates used to  establish  the  EBITDA  maintenance  covenants  are  subject  to a number of assumptions  about Palco's  future  operating cash flow and actual results could differ from these  estimates.  Accordingly,  the  availability of these funds to
Palco are  dependent  on  Palco's  ability  to  harvest  adequate  timber on the
Company's timberlands and reduce operating costs.

     In the event of a Company  default  under the  Indenture  or a future Palco liquidity shortfall, the Company and Palco could be forced to take extraordinary actions,  which may include:  reducing  expenditures by laying off employees and shutting down various  activities;  seeking other sources of liquidity,  such as from asset sales;  and seeking  protection by filing under the Bankruptcy  Code.
The financial  statements do not include any adjustments  that might result from the outcome of these uncertainties.

     On  February 7, 2005,  Moody's  lowered the ratings on the Class A-1 Timber
Notes from A1 to Baa2; the Class A-2 Timber Notes from A3 to Baa3; and the Class
A-3 Timber Notes from Baa2 to Bal. On April 7, 2005,  S&P  announced that it had further  lowered its ratings on all classes of the Timber Notes to CCC-.  On
December 8, 2004,  S&P  lowered Palco's credit rating from B- to CCC+ and on
April 7, 2005,  S&P  announced  that it had further  lowered  Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005).  As a result of the
S&P  credit  actions,  Palco may be required to post a security  deposit for workers compensation  liabilities in July 2005 in the amount of $9.9 million. If
Palco's  credit  rating  is  raised  to B- or  better,  or if a  waiver  of this requirement  is allowed  under  applicable  law, then posting of such a security deposit may not be  necessary.  There can be no  assurance  that such a security deposit will not be required.  Palco management is also evaluating whether other potential obligations or unanticipated adverse financial consequences may result from the S&P credit actions described above.

     The Company's Line of Credit allows it to borrow up to one year's  interest due on the Timber  Notes.  On June 20, 2003,  the Line of Credit was extended to
July 7, 2006. At or near the completion of such  extension,  the Company intends to request that the Line of Credit be extended for an  additional  period of not less than 364 days. If not  extended,  the Company may draw upon the full amount available.  The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items,  including the
Aggregate  Minimum  Principal   Amortization  Amount,  as  defined,  then  due),
commencing  approximately two and one-half years following the date of the draw.
At December 31, 2004, the Company could have borrowed a maximum of $57.1 million under the Line of  Credit,  and there was $18.2  million  outstanding  under the facility.  At March 31, 2005, the maximum  availability under the Line of Credit was $55.9 million, and there were $40.4 million in borrowings  outstanding under this facility.

     On the January 2005 note payment date,  the Company used the Line of Credit to pay all of the $28.5  million of interest due ($26.3  million net of interest due in respect of Timber Notes held by the  Company).  The Company  repaid $10.6 million  of  principal  on the  Timber  Notes  (an  amount  equal  to  Scheduled
Amortization) using funds held in the SAR Account.

     The Master  Purchase  Agreement  between the Company and Palco (see Item 1.
"Business--Operation of Company Timberlands" of the Form 10-K) contemplates that all sales of logs by the Company to Palco will be at fair market value (based on stumpage  prices) for each  species and  category of logs.  The Master  Purchase
Agreement  provides  that if the purchase  price equals or exceeds the SBE Price and a structuring  price set forth in a schedule to the Indenture,  the purchase price is deemed to be at fair market  value.  If the  purchase  price  equals or exceeds the SBE Price, but is less than the structuring  price, then the Company is required to engage an  independent  forestry  consultant  to confirm that the purchase price reflects fair market value.  In December 2004, the State Board of
Equalization  adopted the new Harvest Value Schedule for the first half of 2005.
The prices published in that schedule (which exceeded the applicable structuring prices) reflected a 14.3% increase in the SBE Price for small redwood logs and a
12.5%  increase for small  Douglas-fir  logs from the prices  published  for the second half of 2004.

     Capital  expenditures  are  estimated  to be between  $8.3 million and $8.9 million for 2005 (subject to available cash).

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet financing or unconsolidated special  purpose  entities.  The Company does not use derivatives for any of its treasury or risk management activities.

Trends

     See Note 3 and Part I, Item 2.  "Management's  Discussion  and  Analysis of
Financial  Conditions  and  Results  of   Operations--Financial   Condition  and
Investing  and  Financing   Activities"   for  information   regarding   various
regulatory,  environmental,  litigation  and other matters which have caused and are expected to continue to cause delays in the approval of the  Company's  THPs and the  ability to harvest on THPs once they are  approved,  as well as adverse impacts on harvest levels and timber harvesting and other costs.

Critical Accounting Policies and Estimates

     See Item 7.  "Management's  Discussion and Analysis of Financial  Condition
and Results of Operations--Critical  Accounting Policies" of the Form 10-K for a
discussion of the Company's  critical  accounting  policies.  There have been no material  changes in the Company's  critical  accounting  policies and estimates provided in the December 31, 2004 Form 10-K.

New Accounting Pronouncements

     See  Note 1 for a  discussion  of a new  accounting  pronouncement  and its potential impact on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  Company is exposed to  changes  in  interest  rates  under the Line of
Credit. As of March 31, 2005, there were $40.4 million in borrowings outstanding under the Line of Credit.  Based on the amount of borrowings  outstanding  under the Line of Credit during the three months ended March 31, 2005, the impact of a
1.0% change in interest rates effective from the beginning of the year would not have been material to the Company's interest expense for the period.

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

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management,  including the Company's Chief  Executive  Officer and the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's  disclosure  controls and  procedures.  Based on the  evaluation,  the
Company's Chief Executive  Officer and Chief Financial  Officer,  concluded that the Company's  disclosure controls and procedures were effective as of March 31,
2005.

     There have been no significant  changes in the Company's  internal controls or in other  factors  that  could  significantly  affect the  internal  controls subsequent to the date the Company completed its evaluation.

                       PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information set forth in Note 3 is incorporated herein by reference.

ITEM 6. EXHIBITS

          a.   Exhibits:

               *10.1Engagement letter, dated March 31, 2005, between the Company
                    and  UBS   Securities   LLC,   together   with  an  attached
                    Indemnification Agreement

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

Date: May 9, 2005                   By:    /S/     GARY L. CLARK
                                   ---------------------------------------------
                                                   Gary L. Clark
                                    Vice President - Finance and Administration
                                    (Principal Financial and Accounting Officer)

                                                                      APPENDIX A

                     Glossary of Defined Terms

Bankruptcy Code: the U.S. Bankruptcy Code

Bear Creek lawsuit:  An action  entitled  Environmental  Protection  Information
Association v. Pacific Lumber,  Scotia Pacific Company LLC (No.  C01-2821) filed in the U.S. District Court for the Northern District of California

Britt: Britt Lumber Co., Inc., a wholly owned subsidiary of Palco

California Permits: The Permits issued by California pursuant to the HCP

California  Senate  Bill  810:  Bill  which  became  effective  January  1, 2004 providing  regional  water  quality  control  boards with  additional  authority related to the approval of THPs on land within impaired watersheds

Cave action:  An action  entitled Steve Cave, et al. v. Gary Clark,  et al. (No.
DR020719) filed in the Superior Court of Humboldt County, California

CDF: California Department of Forestry and Fire Protection

CESA: California Endangered Species Act

Company: Scotia Pacific Company LLC, a limited liability company wholly owned by
Palco

Cook action:  An action  entitled Alan Cook,  et al. v. Gary Clark,  et al. (No.
DR020718) filed in the Superior Court of Humboldt County, California

CWA: Federal Clean Water Act

EBITDA:  As defined in Section 1.01 in the  Revolving  Credit  Facility and Term
Loan which, among other things, excludes the results of the Company

Elk River Order: Clean up and abatement order issued to Palco by the North Coast
Water Board for the Elk River watershed

Environmental Plans: The HCP and the SYP

EPA: Environmental Protection Agency

EPIC: Environmental Protection Information Association

EPIC-SYP/Permits   lawsuit:   An  action   entitled   Environmental   Protection
Information  Association,  Sierra Club v. California  Department of Forestry and
Fire  Protection,  California  Department of Fish and Game,  The Pacific  Lumber
Company,  Scotia Pacific Company LLC, Salmon Creek Corporation,  et al. filed in the Superior Court of Humboldt County, California (No. CV990445)

EPIC-USFWS/NOAA lawsuit: An action entitled Environmental Protection Information
Center  v. U.S.  Fish  &  Wildlife  Service,  NOAA  Fisheries,  et al.  (No.
C04-4647)  filed in U.S. Court for the Northern  District of California  against the Palco Companies and two federal agencies

FASB: Financial Accounting Standards Board

Federal Permits:  The Permits issued by the federal  government  pursuant to the
HCP

Form 10-K:  Annual  Report on Form 10-K of the Company for the fiscal year ended
December 31, 2004

Harvest Value Schedule:  A schedule  setting forth SBE Prices which is published biannually  by the  California  State  Board of  Equalization  for  purposes  of computing yield taxes on timber sales

HCP: The habitat  conservation  plan covering multiple species approved in March
1999 in connection with the consummation of the Headwaters Agreement

Headwaters Agreement:  The agreement between Palco, the Company,  Salmon Creek ,
the  United  States  and  California   which  provided  the  framework  for  the
acquisition by the United States and California of the Headwaters Timberlands

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

Master Purchase Agreement:  Agreement which governs the sale of logs to Palco by the Company

MAXXAM: MAXXAM Inc.

Mbfe: A concept  developed for use in structuring  the Timber Notes;  under this concept one thousand  board feet,  net  Scribner  scale,  of old growth  redwood timber equates to one Mbfe

MGI: MAXXAM Group Inc., an indirect wholly owned subsidiary of MAXXAM

Moody's: Moody's Investors Services

North Coast Water Board: North Coast Regional Water Quality Control Board

Option A Plan:  Palco's plans for complying with  California's  sustained  yield requirements, which have been approved by the CDF

Palco: The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Companies: Palco, Scotia LLC and Salmon Creek, collectively

Palco Credit  Agreement:  Palco's  revolving  credit  facility with a bank which provided  for  borrowings  up to  $30.0  million  based  on  certain  collateral balances,  which was terminated in connection  with the closing of the Revolving
Credit Facility and Term Loan

Permits:  The incidental take permits issued by the United States and California pursuant to the HCP

PSLRA: Private Securities Litigation Reform Act of 1995

Revolving Credit Agreement: Agreement evidencing the Revolving Credit Facility

Revolving Credit Facility:  $30 million  revolving credit facility  evidenced by the Revolving Credit Agreement dated as of April 19, 2005 among Palco and Britt, as borrowers, and Credit Suisse First Boston

S&P: Standard & Poor's Rating Services

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

SFAS No. 153: "Exchange of Nonmonetary  Assets," an amendment of APB Opinion No.
29

State Board of Equalization: The California State Board of Equalization

State Water Board: California State Water Resources Control Board

SYP: The  sustained  yield plan  approved in March 1999 in  connection  with the consummation of the Headwaters Agreement

take:  Adverse  impacts on species  which have been  designated as endangered or threatened

Term Loan Agreement: Agreement evidencing the Term Loan

Term Loan: $35.0 million term loan evidenced by the Term Loan Agreement dated as
of  April  19,  2005  among  Palco  and  Britt,   as  borrowers,   and  the  CIT
Group/Business Credit, Inc.

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

TMDLs: Total maximum daily load limits

Trustee: the trustee under the Indenture

USWA lawsuit: An action entitled United Steelworkers of America,  AFL-CIO,  CLC, and Donald Kegley v. California Department of Forestry and Fire Protection,  The
Pacific Lumber Company,  Scotia Pacific Company LLC and Salmon Creek Corporation
(No. CV990452) filed in the Superior Court of Humboldt County, California

WWDRs: Watershed-wide discharge requirements