Form 10-Q
period 2005-08-08
SCOTIA PACIFIC CO LLC
filed 2005-08-09
CIK 1066797

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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
Yes X: No

     Indicate by check mark whether the Registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Act).
Yes  No X:

     Registrant  meets the conditions set forth in General  Instruction  H(1)(a)
and (b) of Form  10-Q  and is  therefore  filing  this  Form  with  the  reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                                          Page
PART I.  -  FINANCIAL INFORMATION

         Item 1.   Financial Statements:
                   Balance Sheet...............................................................................
                   Statement of Loss...........................................................................
                   Statement of Cash Flows.....................................................................
                   Condensed Notes to Financial Statements.....................................................

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.......................................................................

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................

         Item 4.   Controls and Procedures.....................................................................

PART II.  -  OTHER INFORMATION

         Item 1.   Legal Proceedings...........................................................................
         Item 6.   Exhibits....................................................................................
         Signature ...........................................................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS............................................................................

                           SCOTIA PACIFIC COMPANY LLC

                                  BALANCE SHEET
                            (In millions of dollars)

                                                                                   June 30,      December 31,
                                                                                     2005           2004
                                                                                ----------------------------
                                                                                         (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                     $      0.8        $     0.5
  Marketable securities, including restricted amounts of $27.2 and
    $25.1, respectively                                                               29.2             28.2
  Receivables from Palco                                                               7.3              3.3
  Prepaid timber harvesting costs                                                      6.7              6.2
  Other current assets                                                                 1.0              1.1
                                                                                ----------------------------
    Total current assets                                                              45.0             39.3
Timber and timberlands, net of accumulated depletion of $293.6 and
  $290.1, respectively                                                               223.1            225.1
Property and equipment, net of accumulated depreciation of $21.0 and
  $19.6, respectively                                                                 28.3             28.1
Deferred financing costs, net                                                         11.1             11.8
Restricted cash, marketable securities and other investments                             -              9.2
Intangible assets                                                                      3.3              3.8
                                                                                ----------------------------
                                                                                $    310.8        $   317.3
                                                                                ============================

Liabilities and Member Deficit
Current liabilities:
  Payable to Palco                                                              $      0.9        $     1.5
  Accrued interest                                                                    23.6             23.8
  Other accrued liabilities                                                            2.9              1.9

  Short-term borrowings and current  maturities of long-term debt,  excluding
    $10.3 and $9.5, respectively,  of repurchased Timber Notes held in the
    SAR Account                                                                       50.7             33.8
                                                                                -----------------------------
    Total current liabilities                                                         78.1             61.0
Long-term debt, less current maturities and excluding $48.1 and $55.4,
    respectively, of repurchased Timber Notes held in the SAR Account                675.8            687.7
Other noncurrent liabilities                                                           0.7              0.2
                                                                                -----------------------------
    Total liabilities                                                                754.6            748.9
                                                                                -----------------------------
Contingencies (See Note 3)

Member deficit                                                                      (443.8)          (431.6)
                                                                                -----------------------------
                                                                                $    310.8        $   317.3
                                                                                =============================

     The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                                STATEMENT OF LOSS
                            (In millions of dollars)

                                                    Three Months Ended         Six Months Ended
                                                       June 30,                   June 30,
                                               -------------------------- --------------------------
                                                   2005        2004          2005          2004
                                               -------------------------- ------------ -------------
                                                                    (Unaudited)

Log sales to Palco                             $  17.4     $  13.3        $  33.5      $    29.2
                                               ----------- -------------- ------------ -------------
Operating expenses:
  General and administrative                       7.7         4.7           14.2            9.9
  Depletion, depreciation and amortization         2.7         2.5            5.4            5.3
                                               ----------- -------------- ------------ -------------
                                                  10.4         7.2           19.6           15.2
                                              ------------ ------------- ------------  -------------
Operating income                                   7.0         6.1           13.9           14.0
                                              ------------ ------------- ------------  -------------

Other income (expense):
  Interest and other income                        0.9           -            1.2            1.3
  Interest expense                               (13.7)      (13.7)         (27.5)         (27.6)
                                               ----------- -------------- ------------ -------------
                                                 (12.8)      (13.7)         (26.3)         (26.3)
                                               ----------- -------------- ------------ -------------
Net loss                                       $  (5.8)    $  (7.6)       $ (12.4)     $   (12.3)
                                               =========== ============== ============ =============

     The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                             STATEMENT OF CASH FLOWS
                            (In millions of dollars)

                                                                                   Six Months Ended
                                                                                      June 30,
                                                                                --------------------------
                                                                                   2005         2004
                                                                                ------------ -------------
                                                                                    (Unaudited)

Cash flows from operating activities:
  Net loss                                                                       $  (12.4)    $  (12.3)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depletion, depreciation and amortization                                          5.4          5.3
    Amortization of deferred financing costs                                          0.7          0.7
    Increase (decrease) in cash resulting from changes in:
      Receivables from Palco                                                         (4.0)         0.2
      Prepaid timber harvesting costs                                                (0.5)        (1.0)
      Payable to Palco                                                               (0.6)           -
      Accrued interest                                                               (0.2)        (0.7)
      Other accrued liabilities                                                       1.0            -
      Other                                                                           0.6         (0.4)
                                                                                ------------ -------------
      Net cash used for operating activities                                        (10.0)        (8.2)
                                                                                ------------ -------------

Cash flows from investing activities:
  Proceeds from sales (purchases) of marketable securities and other investments      1.0          (0.7)
  Net proceeds from restricted cash                                                   7.4          11.9
  Capital expenditures                                                               (3.1)         (3.8)
                                                                                ------------ -------------
      Net cash provided by investing activities                                       5.3           7.4
                                                                                ------------ -------------

Cash flows from financing activities:
  Principal payments on Timber Notes and other timber related debt                  (10.6)        (12.7)
  Borrowings under line of credit agreement, net                                     15.6          13.0
                                                                                ------------ -------------
      Net cash provided by financing activities                                       5.0           0.3
                                                                                ------------ -------------

Net increase (decrease) in cash and cash equivalents                                  0.3          (0.5)
Cash and cash equivalents at beginning of period                                      0.5           0.9
                                                                                ----------- -------------
Cash and cash equivalents at end of period                                       $    0.8     $     0.4
                                                                                =========== =============

Supplemental disclosure of non-cash financing activities:
  Repurchases of debt using restricted cash                                        $   -          $ 4.8
Supplemental disclosure of cash flow information:
  Interest paid                                                                    $ 27.1         $27.5

     The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The information contained in the following condensed notes to the financial statements  is condensed  from that which would  appear in the annual  financial statements; accordingly, the financial statements included herein should be read in conjunction with the financial statements and related notes thereto contained in the Form 10-K. Any capitalized  terms used but not defined in these Condensed
Notes to Financial  Statements  are defined in the  "Glossary of Defined  Terms"
contained in Appendix A.  Accounting  measurements  at interim dates  inherently involve  greater  reliance  on  estimates  than  at year  end.  The  results  of operations for the interim periods  presented are not necessarily  indicative of the results to be expected for the entire year.

     The financial  statements  included  herein are  unaudited;  however,  they include all  adjustments of a normal  recurring  nature which, in the opinion of management,  are necessary for a fair presentation of the financial  position of the Company at June 30, 2005,  the results of  operations  for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended
June 30, 2005 and 2004. The Company is a wholly owned subsidiary of Palco, which is a wholly-owned  subsidiary of MGI. MGI is an indirect wholly owned subsidiary of MAXXAM.

     Liquidity and Cash Resources
     Regulatory and  environmental  matters as well as legal actions have played and are  expected  to  continue  to  play a  significant  role in the  Company's operations. The Company has previously experienced delays in the approval of its
THPs as the result of regulatory compliance and related litigation,  and expects these difficulties to persist. Moreover, the Company expects a recurrence of the
additional   delays  that  have  recently  been  experienced  in  harvesting  on previously-approved  THPs due to  regulatory  oversight by the North Coast Water
Board (see below).  The foregoing  matters have in the past  adversely  affected timber harvest levels and timber  harvesting and other costs;  these effects are expected to continue.

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
watersheds on the Company Timberlands.  As harvesting  activities on the Company
Timberlands  cannot  readily be moved  between  watersheds  due to,  among other things, historic harvest patterns,  adjacency restrictions,  and the age classes of trees,  that  action and the other  matters  described  in the Water  Quality section of Note 3 could,  in  addition to the  potential  effects  noted  above, individually or collectively, result in reduced harvest in the future. The staff of the North Coast Water Board has circulated the draft WWDRs for the Freshwater and Elk River watersheds for public review and comment. If these draft WWDRs are approved in their  current  form,  there would likely be a  significant  adverse impact on harvest levels. Because WWDRs had not been formulated, the North Coast
Water  Board for some time  failed to release  for harvest a number of THPs that had already been approved by the other  governmental  agencies which approve the
Company's  THPs. In February  2005,  the  Executive  Officer of the staff of the
North Coast Water Board released  sufficient  THPs to allow the harvest of up to
50% of the CDF Harvest Limit for these two  watersheds.  On March 16, 2005,  the
North Coast Water Board ordered the  enrollment  of  additional  THPs that would allow  the  harvest  of up to  75%  of the  CDF  Harvest  Limit  for  these  two watersheds. Third parties subsequently appealed this decision to the State Water
Board.  On June 16, 2005, the State Water Board heard this appeal and rendered a decision,  which has the effect of  disallowing  (at the current  time)  further harvesting on the  additional 25% of the CDF Harvest Limit approved by the North
Coast Water Board on March 16, 2005.  The State Water Board's  decision also has the effect of  disallowing  further  harvesting in the  Freshwater and Elk River watersheds until WWDRs for these watersheds are adopted by the North Coast Water
Board.  The Palco Companies have appealed the State Water Board's June 16, 2005, decision in a California state court.

     The unreleased and disallowed  THPs represent a significant  portion of the
harvest   planned  for  the  first  half  of  2005.   The  ongoing   regulatory,
environmental and litigation matters faced by the Company and Palco, exacerbated by  the  developments  described  in the  previous  paragraph,  have  materially adversely impacted the cash flows of both the Company and Palco. Furthermore, it is likely that  additional  delays in the  development of the Freshwater and Elk
River WWDRs will occur.  Should the  Freshwater-Elk  River WWDRs not be approved during 2005 or in the first few months of 2006, or be approved  with  additional restrictions  on  harvest,  there  could be a  material  adverse  impact  on the
Company's  and  Palco's  future  cash  flows  from  operations.

     As previously  announced,  the Company's  estimates indicated that its cash flows from  operations,  together  with its Line of Credit  and other  available funds, would likely be inadequate to pay all of the interest due on the July 20,
2005,  payment date for the Timber  Notes.  As the July 20,  2005,  payment date approached,  it became apparent that the Company's estimates would prove correct and that the cash shortfall as of the payment date would be  approximately  $2.2 million.  Based  upon a review  of its  alternatives  under  the  circumstances, consultation with its own legal and financial advisors, and consideration of the most recent  discussions  with the  advisors of the holders of the Timber  Notes
(see below),  the Company  requested that Palco make an early payment,  equal to the shortfall, in respect of certain logs that had already been delivered to and purchased by Palco from the Company.  Palco approved and delivered the early log payment, which allowed the Company to fund the July 20, 2005, cash shortfall and pay all of the $27.9 million of interest due ($25.9  million net of interest due in respect of Timber Notes held by the Company).

     At June 30,  2005,  the maximum  availability  under the Line of Credit was
$55.9 million, and there were $33.8 million in borrowings outstanding under this facility.  On July 20, 2005, the entire $22.1 million remaining  available under this facility was used to make a portion of the July 20, 2005, interest payment.

     In March 2005,  UBS agreed to assist the Company in seeking to  restructure its obligations  with respect to its outstanding  Timber Notes.  The Noteholders also retained its own advisors,  at the Company's  expense,  to evaluate their alternatives.  The Company intends to pursue a negotiated  restructuring  of the
Timber Notes and believes  that the Company,  and as necessary,  Palco,  will be required to file under Chapter 11 of the Bankruptcy  Code in order to accomplish a negotiated  restructuring  consistent  with  management's  expectations  as to future harvest levels and cash flows (see below). On August 1, 2005, the Company announced the broad outlines of a potential  restructuring plan proposal made to the Noteholder  Committee,  to be accomplished through confirmation of a plan of reorganization  under Chapter 11 of the Bankruptcy  Code. The principal terms of the proposal  include,  among other things,  the issuance of new senior  secured notes in an  aggregate  principal  amount of $300 million and transfer of 90% of the ownership of the reorganized Company to Noteholders (other than the Company, whose  Timber  Notes,  held  in  the  SAR  Account,  would  be  surrendered  and cancelled). Neither these, nor any other proposed restructuring terms, have been agreed to by Palco, or any Noteholders,  nor can there be any assurance that any of these  terms will be agreed  upon,  that there will be an  agreement,  or, if there is an agreement,  what the terms will be of any such agreement.  There can be no  assurance  that  the  Company  will  be  successful  in  its  efforts  to restructure its Timber Notes.

     The Company and UBS have  conducted  extensive  reviews and analyses of its assets,  operations and prospects.  As a result of these  extensive  reviews and
analyses,   management  has  concluded  that,  in  the  absence  of  significant regulatory relief and accommodations,  timber harvest levels and cash flows from operations will in future years be  substantially  below both historical  levels and  the  minimum  levels  necessary  in  order  to  satisfy  its  debt  service obligations  in respect of the Timber Notes.  Management has also concluded that its cost  structure  will  have to be  reduced  in line with  these  anticipated reductions in harvest  levels and cash flows.  To the extent that the Company is unable to achieve a negotiated restructuring of its Timber Notes consistent with management's  expectations  as to future  harvest  levels  and cash  flows,  the
Company expects that it, and as may be required,  Palco,  will be forced to take extraordinary  actions,  which may include:  reducing expenditures by laying off employees  and  shutting  down  various  operations;  seeking  other  sources of liquidity,  such as from asset sales; and seeking protection by filing under the
Bankruptcy Code.

     As of December 31, 2004 and March 31, 2005,  Palco was in default under the
Palco Credit Agreement and obtained limited waivers of the default through April
22, 2005. On April 19, 2005, Palco and Britt, as Borrowers, closed the Revolving
Credit Facility and the Term Loan. The Term Loan was fully funded at closing and the Borrowers,  used approximately $10.8 million of the funds from the Term Loan to pay off amounts  previously  borrowed  under the Palco Credit  Agreement  and terminated  that facility.  As of June 30, 2005,  $34.9 million was  outstanding under this  facility;  no borrowings  had been made under the  Revolving  Credit
Facility as of such date.  Palco  estimates  that its cash flow from  operations will not provide  sufficient  liquidity to fund its operations  until the fourth quarter  of 2006.  Accordingly,  Palco  expects  to be  dependent  on the  funds available under the Revolving Credit Facility and existing unrestricted cash and marketable securities to fund its working capital requirements in 2005 and 2006.
Borrowings  under the Revolving Credit Facility are limited to the sum of 85% of
Palco's and Britt's  eligible  accounts  receivable  plus 75% of their  eligible inventories  (up to a maximum of $30.0 million,  subject to limitations  such as the ability of the lender to establish reasonable reserves).  Both the Term Loan and the Revolving Credit Facility contain EBITDA maintenance  covenants that, if not met,  could  trigger  a  mandatory  prepayment  of  outstanding  borrowings.
Available resources to fund Palco's and Britt's operating needs at June 30, 2005 were $35.4 million,  comprised of the maximum  availability  under the Revolving
Credit  Facility of $15.2 million (see below for a subsequent  reduction in such amount),  and unrestricted cash and marketable  securities of $20.2 million. The operating cash flow estimates used to establish the EBITDA maintenance covenants are subject to a number of  assumptions  about  future  operating  cash flow and actual results could differ from these estimates.  Accordingly, the availability of these  funds is  largely  dependent  on Palco's  ability to harvest  adequate timber from the Company Timberlands and reduce operating costs.

     On April 21,  2005,  Moody's  lowered  the  ratings on the Class A-1 Timber
Notes  from Baa2 to Ba3;  the Class A-2  Timber  Notes  from Baa3 to B1; and the
Class A-3 Timber Notes from Bal to B1. On June 20, 2005, Moody's further lowered the  ratings  on all  classes  of the  Timber  Notes to Caal.  On April 7, 2005,
S&P  announced  that it had lowered its ratings on all classes of the Timber
Notes to CCC-.  S&P  also  announced  on April 7, 2005,  that it had lowered
Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005). As a result of the S&P  credit  rating  actions  related to Palco,  in July 2005,
Palco was required to post a $9.9 million letter of credit to secure its workers compensation  liabilities.  This credit rating action  reduced the  availability under the Revolving Credit Facility to $5.3 million.

     The Company's Line of Credit allows it to borrow up to one year's  interest due on the Timber  Notes.  On June 20, 2003,  the Line of Credit was extended to
July 7, 2006.  At or near the  completion of such  extension,  the Company would request that the Line of Credit be extended for an additional period of not less than 364 days.  If not  extended,  the  Company  may draw  upon the full  amount available.  The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items,  including the
Aggregate  Minimum  Principal   Amortization  Amount,  as  defined,  then  due),
commencing  approximately two and one-half years following the date of the draw.
At December 31, 2004, the Company could have borrowed a maximum of $57.1 million under the Line of Credit, and there were $18.2 million in borrowings outstanding under the facility. At June 30, 2005, the maximum availability under the Line of
Credit  was  $55.9   million,   and  there  were  $33.8  million  in  borrowings
outstanding.  As of July 20, 2005,  the entire $55.9 million then  available had been borrowed.

     On the note  payment  date in  January  2005,  the  Company  used the funds available  under the Line of Credit to pay all of the $28.5  million of interest due ($26.3  million net of interest  due in respect of Timber  Notes held by the
Company). The Company also repaid $10.6 million of principal on the Timber Notes
(an amount equal to Scheduled Amortization) using funds held in the SAR Account.

     On the note payment date in July 2005,  the Company used its existing  cash resources,  all of the remaining funds  available under the Line of Credit,  and the  additional  funds made available from the $2.2 million early log payment by
Palco,  to pay all of the $27.9  million of interest  due ($25.9  million net of interest due in respect of Timber Notes held by the  Company).  The Company also repaid  $8.0  million  of  principal  on the Timber  Notes (an  amount  equal to
Scheduled Amortization) using funds held in the SAR Account.

     In the event of a failure to pay  interest on the Timber Notes in full when due, the Trustee under the Timber Notes Indenture or the holders of at least 25%
of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest  and other  amounts  related to the Timber  Notes to become immediately  due and payable.  Also, in the event of a failure by the Company or
Palco to  perform  its  respective  covenants  or  agreements  under the  Master
Purchase  Agreement  or the  failure  by the  Company  or Palco to  perform  its covenants or agreements under the Services  Agreement,  which failure  continues for 30 days after  notice  from the Trustee or the holders of 25% or more of the outstanding  principal  amount of the Timber Notes, the holders of a majority of the  aggregate  outstanding  principal  amount of the Timber Notes may cause all principal,  interest  and other  amounts  related to the Timber  Notes to become immediately due and payable.  In the event of any such  acceleration,  the agent under the Line of Credit  may also  accelerate  the  advances  then  outstanding thereunder.  If such  accelerations  of Timber Notes and/or  advances  under the
Company's  Line of Credit  occur,  the Trustee may exercise all rights under the
Timber Notes Indenture and related security documents,  including applying funds to pay accelerated amounts, and selling the Company Timberlands and other assets and using the proceeds thereof to pay accelerated amounts. In the event that the
Company were to seek protection by filing under the Bankruptcy Code, all amounts related to the Timber Notes would become  immediately  due and payable under the
Timber Notes Indenture and all advances under the Line of Credit agreement could be accelerated.  If Palco were to seek protection by filing under the Bankruptcy
Code,  all amounts  related to Palco's Term Loan and Revolving  Credit  Facility would become  immediately due and payable.  The foregoing rights of the Trustee,
Noteholders,  and Palco's lenders,  are subject to the rights of the Company and
Palco, respectively, under the Bankruptcy Code.

     In addition,  there can be no assurance  that certain other pending  legal,
regulatory  and  environmental  matters  or  future  governmental   regulations,
legislation or judicial or administrative decisions, adverse weather conditions, or low  lumber or log  prices,  will not have a material  adverse  effect on the financial condition,  results of operations or liquidity. See Note 3 for further discussion regarding regulatory and legislative matters and legal proceedings.

     Use of Estimates and Assumptions
     The  preparation  of financial  statements  in accordance  with  accounting principles  generally  accepted in the United States of America requires the use of estimates and assumptions  that affect (i) the reported amounts of assets and liabilities,  (ii) the disclosure of contingent  assets and liabilities known to exist as of the date the  financial  statements  are  published  and  (iii)  the
reported  amount  of  revenues  and  expenses   recognized  during  each  period
presented. The Company reviews all significant estimates affecting its financial statements  on a  recurring  basis  and  records  the  effect  of any  necessary adjustments prior to filing the financial  statements with the SEC.  Adjustments made to estimates often relate to improved information not previously available.
Uncertainties  regarding such estimates and related  assumptions are inherent in the  preparation  of the Company's  financial  statements;  accordingly,  actual results could differ from these estimates.  Risks and uncertainties are inherent with respect to the ultimate outcome of the litigation  discussed in Note 3. The results of a resolution of such  uncertainties  could have a material  effect on the Company's financial position, results of operations and liquidity.

     Reclassifications
     Certain  reclassifications  have been made to prior  periods'  consolidated financial  statements to be consistent with the current  period's  presentation.
This includes the  reclassification of restricted cash from financing activities to investing activities in the Statement of Cash Flows.

     New Accounting Standard
     In December  2004,  the FASB issued SFAS No. 153,  Exchanges of Nonmonetary
Assets,  an  amendment  of APB  Opinion  No.  29.  SFAS No.  153 is based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair value of the assets exchanged.  APB Opinion No. 29 provided an exception to this principle for exchanges of similar productive assets. Under APB Opinion No.
29, an exchange of a productive  asset was based on the  recorded  amount of the asset relinquished.  SFAS No. 153 eliminated this exception and replaced it with an exception for  exchanges of  nonmonetary  assets that do not have  commercial substance. The effective date of the new Statement for the Company is January 1,
2006.  Management  does not expect that adoption of this  Statement  will have a material impact on the Company's financial condition,  results of operations, or liquidity.

2.   Restricted Cash, Cash Equivalents, Marketable Securities and Other Investments

     Cash, cash equivalents, marketable securities and other investments include the following amounts which are restricted under the terms of the Company's debt agreements (in millions):

                                                                                 June 30,      December 31,
                                                                                   2005           2004
                                                                               -------------  -------------
Amounts held in SAR Account:
  Current portion of restricted marketable securities and other investments     $   27.2       $   25.1
  Long term portion of restricted marketable securities and other investments       53.2           68.5
                                                                               -------------  -------------
                                                                                    80.4           93.6
  Less:  Amounts attributable to Timber Notes held in SAR Account                  (55.7)         (61.8)
                                                                               -------------  -------------
    Total amounts held in SAR Account                                               24.7           31.8

Other amounts restricted under the Indenture                                         2.5            2.5
                                                                               -------------  -------------
Total restricted cash, cash equivalents, marketable securities and other
  investments                                                                   $   27.2       $   34.3
                                                                               =============  =============

3.   Contingencies

     Regulatory  and  environmental  matters  play  a  significant  role  in the
Company's business, which is subject to a variety of California and federal laws and regulations,  as well as the HCP, dealing with timber harvesting  practices, threatened  and  endangered  species and habitat for such  species,  and air and water quality.

     Environmental Plans
     From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP.  The SYP was  intended  to comply with CDF  regulations  requiring timber  companies to  demonstrate  sustained  yield,  i.e. that their  projected average annual harvest for any decade within a 100-year planning period will not exceed the  average  annual  growth  level at the end of the  100-year  planning period.  The forest practice rules allow companies which do not have a sustained yield plan to follow  alternative  procedures  to document  compliance  with the sustained yield requirements. As discussed below, on October 31, 2003, the Court hearing the EPIC-SYP/Permits lawsuit entered a judgment invalidating the SYP and the California  Permits,  and that decision is now on appeal.  As a result of an earlier stay order issued in this case,  the Company has since October 2002 been obtaining  review and  approval  of THPs under  alternative  procedures  pending approval of the Option A Plan,  which is an  alternative  to a  sustained  yield plan. The Option A Plan was approved by the CDF in March 2005.

     The HCP and related  Federal  Permits  allow  incidental  "take" of certain federally listed species located on the Company  Timberlands so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be  instituted  in order to minimize and  mitigate  the  anticipated level of take to the greatest  extent  practicable.  The HCP and Federal Permits have terms of 50 years.  Since the  consummation of the Headwaters  Agreement in
March 1999,  there has been a significant  amount of work and  additional  costs required in connection with the implementation of the HCP and SYP, and this work and the additional costs are expected to continue for the forseeable future.

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

     Beginning with the 2002-2003 winter operating period, the Company and Palco were required to submit  information on sediment  discharges and erosion control plans to the North Coast  Water  Board each year in order to conduct  harvesting activities.  After  consideration of these reports,  the North Coast Water Board imposed  requirements  on Palco to implement  additional  mitigation and erosion
control   practices   during  harvest   activities.   Reporting  and  mitigation
requirements  imposed by the North Coast Water Board and CDF have  significantly increased operating costs and will in the future further increase costs or cause delays in THP approvals or harvesting on approved THPs.

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
watersheds on the Company Timberlands.  As harvesting  activities on the Company
Timberlands  cannot  readily be moved  between  watersheds  due to,  among other things, historic harvest patterns,  adjacency restrictions,  and the age classes of trees, that action and the other matters described above could,  individually or collectively, result in reduced harvest in the future. The staff of the North
Coast Water Board has  circulated  the draft  WWDRs for the  Freshwater  and Elk
River  watersheds  for  public  review and  comment.  If these  draft  WWDRs are approved in their  current  form,  there would likely be a  significant  adverse impact on harvest levels. Because WWDRs had not been formulated, the North Coast
Water  Board  for some  time  failed  to  release  for  harvest  a number of the
Company's THPs that had already been approved by the other governmental agencies which approve THPs. In February 2005, the Executive  Officer of the staff of the
North Coast Water Board released  sufficient  THPs to allow the harvest of up to
50% of the CDF Harvest Limit for these two  watersheds.  On March 16, 2005,  the
North Coast Water Board ordered the  enrollment  of  additional  THPs that would allow  the  harvest  of up to  75%  of the  CDF  Harvest  Limit  for  these  two watersheds. Third parties subsequently appealed this decision to the State Water
Board.  On June 16, 2005, the State Water Board heard this appeal and rendered a decision,  which has the effect of  disallowing  (at the current  time)  further harvesting on the  additional 25% of the CDF Harvest Limit approved by the North
Coast Water Board on March 16, 2005.  The State Water Board's  decision also has the effect of  disallowing  further  harvesting in the  Freshwater and Elk River watersheds until WWDRs for these watersheds are adopted by the North Coast Water
Board.  The Palco Companies have appealed the State Water Board's June 16, 2005, decision in a California state court.

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

     Following  trial,  the  Court on  October  31,  2003,  entered  a  judgment invalidating the SYP and the California  Permits due to several  deficiencies in agency  procedures  and the failure of the Company  and the Palco  Companies  to submit a complete and comprehensible  SYP. As a result of this case, the Company has, since October 2002,  when the Court issued a stay order  preventing  future reliance  upon the SYP,  been  obtaining  review and  approval of new THPs under alternative  procedures  pending  approval of the Option A Plan. As noted above, the Option A Plan was approved by the CDF in March 2005. The Palco Companies and the State of  California  have  appealed  the October  31,  2003,  decision.  In
September 2004, the Court granted the plaintiffs'  request for  reimbursement of an aggregate of $5.8 million in attorneys'  fees and other expenses  incurred in connection  with these matters.  The Palco Companies and the State of California have also appealed this decision.

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
The case is not yet final as the trial has not yet been held, and there are many unresolved  issues  involving  interpretation  of the Court's  decision  and its application to actual  operations.  Should the decision  ultimately become final and be held to apply to all operations on the Company  Timberlands,  it may have
some  or  all  of  the  following  effects:   imposing   additional   permitting
requirements,  delaying  approvals of THPs,  increasing  harvesting  costs,  and adding water protection measures beyond those contained in the HCP. Nonetheless, the Company  believes that it is not likely that civil penalties will be awarded for operations that occurred prior to the Court's decision due to the historical reliance by timber companies on the regulation and the Company's belief that the requirements  under the HCP are adequate to ensure that sediment and  pollutants from  harvesting  activities  on the Company  Timberlands  will not reach levels harmful to the  environment.  While the impact of a conclusion to this case that upholds the October  2003  ruling may be adverse,  the Company  does not believe that such an  outcome  would  have a material  adverse  impact on the  Company's financial condition,  results of operations or liquidity.  Nevertheless,  due to the numerous ways in which the Court's interpretation of the regulation could be applied to actual  operations,  there can be no assurance  that this will be the case.

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

     On February 25, 2003,  the District  Attorney of Humboldt  County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair  business  practices in connection with completion of the Headwaters  Agreement,  and that this resulted in these  companies  being able to harvest  significantly  more trees  under the
Environmental  Plans than would have  otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged  increase in harvest,  as well as  restitution  and an  injunction  in  respect of the  additional  timber harvesting allegedly being conducted. On June 14, 2005, the Court dismissed this matter in its  entirety.  While the District  Attorney has the ability to appeal this decision, the Company believes that the ruling has substantially diminished its exposure with respect to this matter.

     On November 2, 2004, the  EPIC-USFWS/NOAA  lawsuit was filed.  This lawsuit alleges that two federal agencies have violated certain federal laws and related regulations in connection with their  oversight of the HCP and Federal  Permits.
The plaintiff also alleges that the Federal Permit for the northern  spotted owl was  unlawfully  issued and asserted  several  claims,  including that the Palco
Companies   violated   California's   unfair  competition  law  by  using  false
advertising and making misleading  environmental  claims.  The plaintiff seeks a variety of  remedies  including  requiring  additional  actions  by the  federal agencies and precluding them from  authorizing take of the northern spotted owl, an injunction  requiring the Palco Companies to cease certain  alleged  unlawful activities,  as well as restitution and remediation by Palco. On April 22, 2005, pursuant  to motions to dismiss  filed by the Palco  Companies  and the  federal defendants,  the Court dismissed several of the claims,  significantly  reducing the scope of the case. On May 12, 2005,  the plaintiff  filed its second amended complaint.  On June 10,  2005,  the  Company  and  Palco  filed an answer to the complaint and a motion to dismiss.  The Company does not believe the  resolution of this  action  should  result in a material  adverse  effect on its  financial condition, results of operations or liquidity.

     On November 16,  2001,  the Company and Palco filed the THP No. 520 lawsuit alleging that the State Water Board had no legal authority to impose  mitigation measures that were  requested by the staff of the North Coast Water Board during the THP review  process and rejected by the CDF prior to approving the THP. When the staff of the North Coast Water Board  attempted to impose  these  mitigation measures in spite of the CDF's  decision,  the Company and Palco appealed to the
State Water Board,  which imposed certain of the requested  mitigation  measures and  rejected  others.  The  Company  and Palco  filed the THP No.  520  lawsuit challenging the State Water Board's decision,  and in January 2003, a California state court granted their request for an order  invalidating  the  imposition of these additional measures.  The State Water Board appealed this decision, and on
March 18, 2004,  the appellate  court  reversed the decision of the state court.
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

4. Comprehensive Loss and Member Deficit

   Comprehensive loss includes the following (in millions):

                                                                   Three Months Ended     Six Months Ended
                                                                         June 30,              June 30,
                                                               -------------------------- --------------------------
                                                                   2005         2004          2005         2004
                                                               -------------------------- ------------ -------------
Net loss                                                       $   (5.8)    $   (7.6)     $   (12.4)   $   (12.3)
Other comprehensive loss:
  Net change in fair value of available-for-sale investments          -         (0.4)           0.2         (0.7)
                                                               -------------------------- ------------ -------------
Total comprehensive loss                                       $   (5.8)    $   (8.0)     $   (12.2)   $   (13.0)
                                                               ========================== ============ =============

      A reconciliation of the activity in member deficit is as follows (in millions):
                                                       Six Months Ended
                                                           June 30,
                                                   -------------------------
                                                      2005          2004
                                                   -----------  ------------
Balance at beginning of period                    $ (431.6)      $ (411.2)
Comprehensive loss                                   (12.2)         (13.0)
                                                  ------------ -------------
Balance at end of period                          $ (443.8)      $ (424.2)
                                                  ============ =============

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

     This Quarterly  Report on Form 10-Q contains  statements  which  constitute
"forward-looking  statements"  within the meaning of the PSLRA. These statements appear  in a number of places in this  section  and in Part II,  Item 1.  "Legal
Proceedings."  Such  statements can be identified by the use of  forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should,"
"could,"  "plans,"  "intends,"  "projects,"  "seeks,"  or  "anticipates"  or the negative thereof or other variations  thereon or comparable  terminology,  or by discussions  of strategy.  Readers are cautioned  that any such  forward-looking statements  are not  guarantees of future  performance  and involve  significant risks and  uncertainties,  and that actual results may vary  materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business  conditions,  developments  in technology,  new or modified  statutory, environmental or regulatory requirements,  litigation developments, and changing prices and market  conditions.  This Form 10-Q and the Form 10-K identify  other factors which could cause differences  between such  forward-looking  statements and actual results.  No assurance can be given that these are all of the factors that could cause  actual  results to vary  materially  from the  forward-looking statements.

Results of Operations

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the meaning of the PSLRA. See the statement in Item 2. above for cautionary information with respect to such forward-looking statements.

     Logging operations on the Company  Timberlands are highly seasonal and have historically been  significantly  higher in the months of April through November than in the months of December through March.  Management  expects that revenues and cash flows will continue to be markedly  seasonal because of the harvesting, road use, wet weather and other restrictions  imposed by the HCP and regulation.
As a  result  of  these  restrictions,  a  substantial  majority  of the  future harvesting on the Company  Timberlands can be expected to be concentrated during the period from June through October of each year.

     Log Sales to Palco
     The following  table  presents  price,  volume and revenue  amounts for the
Company for the periods indicated (revenues in millions).

                     Three Months Ended June 30, 2005       Three Months Ended June 30, 2004
                  -------------------------------------------------------------------------------
                                Price                                        Price
                     MBFEs      $/MBFE       Revenues           MBFEs        $/MBFE      Revenues
                  ----------- ------------- ----------     ------------- ------------- ----------
Redwood             16,800      $ 876       $    14.7          15,400      $    758     $    11.7
Douglas Fir          4,500        593             2.7           3,300           487           1.5
Other                  400        111              -              400           226           0.1
                  -----------               ---------      -------------               ----------
                    21,700        803       $    17.4          19,100           700     $    13.3
                  ===========               =========      =============               ==========

                      Six Months Ended June 30, 2005         Six Months Ended June 30, 2004
                  -------------------------------------------------------------------------------
                                Price                                        Price
                     MBFEs      $/MBFE       Revenues           MBFEs        $/MBFE      Revenues
                  ----------- ------------- ----------     ------------- ------------- ----------
Redwood             33,100      $ 852       $    28.2          35,200      $    735     $    25.9
Douglas Fir          9,000        578             5.2           6,800           466           3.1
Other                1,100         78             0.1             800           202           0.2
                -----------                 ---------      -------------               ----------
                    43,200        775       $    33.5          42,800           683     $    29.2
                ===========                 =========      =============               ==========

     For the three  months  ended June 30,  2005,  the  Company  experienced  an overall 31% increase in revenues and a 14% increase in sales volume  compared to the three months ended June 30, 2004. The increase in revenue is attributable to both the increase in sales volume and an increase in the average realized prices of redwood and  Douglas-fir  logs. For the first six months of 2005, the Company experienced a 15% increase in redwood log  revenues,  and a 4% increase in sales volume compared to the same period of 2004, with the increase in revenue for the period  primarily  attributable  to the increase in average  realized  prices of redwood and Douglas-fir logs.

     Operating Income and Net Loss
     Despite the increase in revenues, operating income was only slightly higher due to a  substantial  increase in legal and  professional  fees relating to the
Company's  efforts to restructure the Timber Notes,  increased THP costs related to logs sold during the  period,  and  increases  in certain  forest  management costs.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the meaning of the PSLRA. See the statement in Item 2. above for cautionary information with respect to such forward-looking statements.

     Due to its highly leveraged  condition,  the Company is more sensitive than less  leveraged  companies to factors  affecting  its  operations  and financial results,  including  adverse weather  conditions,  low log prices,  governmental regulation,  environmental  litigation  and  general  economic  conditions.  The
Company's  cash flows from  operations  are  significantly  impacted  by harvest volumes and log prices.

     Regulatory and  environmental  matters as well as legal actions have played and are  expected  to  continue  to  play a  significant  role in the  Company's operations. The Company has previously experienced delays in the approval of its
THPs as the result of regulatory compliance and related litigation,  and expects these difficulties to persist. Moreover, the Company expects a recurrence of the
additional   delays  that  have  recently  been  experienced  in  harvesting  on previously-approved  THPs due to  regulatory  oversight by the North Coast Water
Board (see below).  The foregoing  matters have in the past  adversely  affected timber harvest levels and timber  harvesting and other costs;  these effects are expected to continue. In addition,  there can be no assurance that certain other pending  legal,  regulatory  and  environmental  matters or future  governmental regulations,  legislation  or  judicial  or  administrative  decisions,  adverse weather  conditions,  or low  lumber  or log  prices,  will not have a  material adverse effect on the financial condition, results of operations or liquidity of the Company's operations.  See Item 1.  "Business--Regulatory  and Environmental
Factors" of the Form 10-K and Note 3 for further discussion of these matters.

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
watersheds.  As harvesting  activities on the Company Timberlands cannot readily be moved  between  watersheds  due to,  among  other  things,  historic  harvest patterns, adjacency restrictions,  and the age classes of trees, that action and the other  matters  described in the Water Quality  section of Note 3 could,  in addition to the potential  effects noted above,  individually  or  collectively, result in reduced  harvest in the  future.  The staff of the North  Coast  Water
Board has circulated the draft WWDRs for the Freshwater and Elk River watersheds for public  review and  comment.  If these  draft  WWDRs are  approved  in their current  form,  there would likely be a  significant  adverse  impact on harvest levels.  Because WWDRs had not been formulated,  the North Coast Water Board for some time failed to release for harvest a number of the Company's  THPs that had already  been  approved by the other  governmental  agencies  which  approve the
Company's  THPs. In February  2005,  the  Executive  Officer of the staff of the
North Coast Water Board released  sufficient  THPs to allow the harvest of up to
50% of the CDF Harvest Limit for these two  watersheds.  On March 16, 2005,  the
North Coast Water Board ordered the  enrollment  of  additional  THPs that would allow  the  harvest  of up to  75%  of the  CDF  Harvest  Limit  for  these  two watersheds. Third parties subsequently appealed this decision to the State Water
Board.  On June 16, 2005, the State Water Board heard this appeal and rendered a decision,  which has the effect of  disallowing  (at the current  time)  further harvesting on the  additional 25% of the CDF Harvest Limit approved by the North
Coast Water Board on March 16, 2005.  The State Water Board's  decision also has the effect of  disallowing  further  harvesting in the  Freshwater and Elk River watersheds until WWDRs for these watersheds are adopted by the North Coast Water
Board.  Palco has appealed the State Water Board's June 16, 2005,  decision in a
California state court.

     The unreleased and disallowed  THPs represent a significant  portion of the harvest  that the Company  had  planned for the first half of 2005.  The ongoing regulatory, environmental and litigation matters faced by the Company and Palco, exacerbated  by the  developments  described  in the  previous  paragraph,  have materially  adversely  impacted  the cash flows of both the  Company  and Palco.
Furthermore,  it is likely  that  additional  delays in the  development  of the
Freshwater and Elk River WWDRs will occur. Should the Freshwater-Elk River WWDRs not be approved  during 2005 or in the first few months of 2006,  or be approved with  additional  restrictions  on harvest,  there  could be a material  adverse impact on the Company's and Palco's future cash flows from operations.

     As previously  announced,  the Company's  estimates indicated that its cash flows from  operations,  together  with its line of credit  and other  available funds, would likely be inadequate to pay all of the interest due on the July 20,
2005,  payment date for the Timber  Notes.  As the July 20,  2005,  payment date approached,  it became apparent that the Company's estimates would prove correct and that the cash shortfall as of the payment date would be  approximately  $2.2 million.  Based  upon a review  of its  alternatives  under  the  circumstances, consultation with its own legal and financial advisors, and consideration of the most recent  discussions  with the  advisors of the holders of the Timber  Notes
(see below),  the Company  requested that Palco make an early payment,  equal to the shortfall, in respect of certain logs that had already been delivered to and purchased by Palco from the Company.  Palco approved and delivered the early log payment, which allowed the Company to fund the July 20, 2005, cash shortfall and pay all of the $27.9 million of interest due ($25.9  million net of interest due in respect of Timber Notes held by the Company).

     In March 2005,  UBS agreed to assist the Company in seeking to  restructure its  obligations  with respect to its outstanding  Timber Notes.  The Noteholder
Committee also retained its own advisors,  at the Company's expense, to evaluate their alternatives.  The Company intends to pursue a negotiated restructuring of the Timber Notes and believes that it, and as necessary, Palco, will be required to file  under  Chapter  11 of the  Bankruptcy  Code in  order to  accomplish  a negotiated restructuring consistent with management's  expectations as to future harvest  levels and cash  flows (see  below).  On August 1,  2005,  the  Company announced the broad outlines of a potential  restructuring plan proposal made to the Noteholder  Committee,  to be accomplished through confirmation of a plan of reorganization  under Chapter 11 of the Bankruptcy  Code. The principal terms of the proposal  include,  among other things,  the issuance of new senior  secured notes in an aggregate  principal amount of $300 million and a transfer of 90% of the ownership of the reorganized Company to Noteholders (other than the Company, whose  Timber  Notes,  held  in  the  SAR  Account,  would  be  surrendered  and cancelled). Neither these, nor any other proposed restructuring terms, have been agreed to by Palco, or any Noteholders,  nor can there be any assurance that any of these  terms will be agreed  upon,  that there will be an  agreement,  or, if there is an agreement,  what the terms will be of any such agreement.  There can be no  assurance  that  the  Company  will  be  successful  in  its  efforts  to restructure its Timber Notes.

     The Company has agreed to pay UBS an  advisory  fee of $150,000  per month, creditable  in full  against a success fee of $5.6 million that would be payable upon  consummation of any  restructuring  transaction prior to July 27, 2006, in addition to agreeing to reimburse certain of UBS's expenses and to indemnify UBS and its affiliates.  UBS's engagement expired by its terms on July 27, 2005, and
UBS and the  Company  are  working  towards  the  extension  of that  engagement
(although  there  can be no  assurances  that an  agreement  to  extend  will be reached).  The  Company  has also  agreed  to pay the fees and  expenses  of the financial and legal advisors  engaged on behalf of the Noteholder  Committee and agreed to indemnify the financial advisors and their affiliates.  The Noteholder
Committee's  financial  advisors are entitled to a $150,000  monthly fee,  which monthly fee is  creditable in full after six months  against a separate  success fee.  This  success  fee,  if  payable,  would  equal 2% of the  amount by which recoveries of the Noteholders exceed $578.4 million,  in no case exceeding $3.45 million, and would be payable upon consummation of any restructuring transaction to which the Company and the Noteholder  Committee have agreed at any time up to twelve  months  following  the  termination  of such  engagement.  The Company's agreement to pay the Noteholder  Committee's financial advisors is terminable by the Company on thirty days notice any time after June 30, 2005.

     The Company and UBS have  conducted  extensive  reviews and analyses of its assets,  operations and prospects.  As a result of these  extensive  reviews and
analyses,   management  has  concluded  that,  in  the  absence  of  significant regulatory relief and accommodations,  timber harvest levels and cash flows from operations will in future years be  substantially  below both historical  levels and  the  minimum  levels  necessary  in  order  to  satisfy  its  debt  service obligations  in respect of the Timber Notes.  Management has also concluded that its cost  structure  will  have to be  reduced  in line with  these  anticipated reductions in harvest  levels and cash flows.  To the extent that the Company is unable to achieve a negotiated restructuring of its Timber Notes consistent with management's  expectations  as to future  harvest  levels  and cash  flows,  the
Company expects that it, and as may be required,  Palco,  will be forced to take extraordinary  actions,  which may include:  reducing expenditures by laying off employees  and  shutting  down  various  operations;  seeking  other  sources of liquidity,  such as from asset sales; and seeking protection by filing under the
Bankruptcy Code.

     As of December 31, 2004 and March 31, 2005,  Palco was in default under the
Palco Credit Agreement and obtained limited waivers of the default through April
22, 2005. On April 19, 2005, Palco and Britt, as Borrowers, closed the Revolving
Credit Facility and the Term Loan. The Term Loan was fully funded at closing and the Borrowers used  approximately  $10.8 million of the funds from the Term Loan to pay off amounts  previously  borrowed  under the Palco Credit  Agreement  and terminated  that facility.  As of June 30, 2005,  $34.9 million was  outstanding under this  facility;  no borrowings  had been made under the  Revolving  Credit
Facility at such date.  Palco  estimates that its cash flow from operations will not provide sufficient liquidity to fund its operations until the fourth quarter of 2006. Accordingly, Palco expects to be dependent on the funds available under the Revolving  Credit  Facility and existing  unrestricted  cash and  marketable securities to fund its working capital requirements in 2005 and 2006. Borrowings under the Revolving Credit Facility are limited to the sum of 85% of Palco's and
Britt's eligible accounts receivable plus 75% of their eligible  inventories (up to a maximum of $30.0 million, subject to limitations such as the ability of the lender to establish reasonable  reserves).  Both the Term Loan and the Revolving
Credit  Facility  contain EBITDA  maintenance  covenants that, if not met, could trigger a mandatory prepayment of outstanding borrowings. Available resources to fund Palco's and Britt's  operating  needs at June 30, 2005 were $35.4  million, comprised of the maximum  availability  under the Revolving  Credit  Facility of
$15.2  million  (see  below for a  subsequent  reduction  in such  amount),  and unrestricted cash and marketable securities of $20.2 million. The operating cash flow estimates used to establish the EBITDA maintenance covenants are subject to a number of  assumptions  about future  operating  cash flow and actual  results could differ from these estimates.  Accordingly, the availability of these funds is largely  dependent  on Palco's  ability to harvest  adequate  timber from the
Company Timberlands and reduce operating costs.

     On April 21,  2005,  Moody's  lowered  the  ratings on the Class A-1 Timber
Notes  from Baa2 to Ba3;  the Class A-2  Timber  Notes  from Baa3 to B1; and the
Class A-3 Timber Notes from Bal to B1. On June 20, 2005, Moody's further lowered the  ratings  on all  classes  of the  Timber  Notes to Caal.  On April 7, 2005,
S&P  announced  that it had lowered its ratings on all classes of the Timber
Notes to CCC-.  S&P  also  announced  on April 7, 2005,  that it had lowered
Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005). As a result of the S&P  credit  rating  actions  related to Palco,  in July 2005,
Palco was required to post a $9.9 million letter of credit to secure its workers compensation  liabilities.  This credit rating action  reduced the  availability under the Revolving Credit Facility to $5.3 million.

     The Line of Credit allows it to borrow up to one year's interest due on the
Timber Notes. On June 20, 2003, the Line of Credit was extended to July 7, 2006.
At or near the completion of such extension,  the Company would request that the
Line of Credit be extended for an  additional  period of not less than 364 days.
If not extended, the Company may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date
(after the payment of certain  other  items,  including  the  Aggregate  Minimum
Principal  Amortization Amount, as defined, then due), commencing  approximately two and one-half years following the date of the draw. At December 31, 2004, the
Company could have borrowed a maximum of $57.1 million under the Line of Credit, and there were $18.2 million in  outstanding  borrowings.  At June 30, 2005, the maximum  availability under the Line of Credit was $55.9 million, and there were
$33.8 million in  outstanding  borrowings  under this  facility.  As of July 20,
2005, the entire $55.9 million then available had been borrowed.

     On the note  payment  date in  January  2005,  the  Company  used the funds available  under the Line of Credit to pay all of the $28.5  million of interest due ($26.3  million net of interest  due in respect of Timber  Notes held by the
Company). The Company also repaid $10.6 million of principal on the Timber Notes
(an amount equal to Scheduled Amortization) using funds held in the SAR Account.

     On the note payment date in July 2005,  the Company used its existing  cash resources,  all of the remaining funds  available under the Line of Credit,  and the  additional  funds made available from the $2.2 million early log payment by
Palco,  to pay all of the $27.9  million of interest  due ($25.9  million net of interest due in respect of Timber Notes held by the  Company).  The Company also repaid  $8.0  million  of  principal  on the Timber  Notes (an  amount  equal to
Scheduled Amortization) using funds held in the SAR Account.

     The Master  Purchase  Agreement  between the Company and Palco (see Item 1.
"Business--  Operation of Company  Timberlands"  of the Form 10-K)  contemplates that all sales of logs by the  Company  to Palco  will be at fair  market  value
(based on stumpage  prices) for each  species and  category of logs.  The Master
Purchase Agreement provides that if the purchase price equals or exceeds the SBE
Price and a  structuring  price  set forth in a  schedule  to the  Timber  Notes
Indenture,  the  purchase  price is deemed to be at fair  market  value.  If the purchase price equals or exceeds the SBE Price, but is less than the structuring price, then the Company is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value. In December 2004, the  California  State  Board of  Equalization  adopted  the new  Harvest  Value
Schedule for the first six months of 2005. The prices published in that schedule
(which exceeded the applicable structuring prices) reflected a 14.3% increase in the SBE Price for small redwood logs and a 12.5% increase for small  Douglas-fir logs from the prices  published for the second half of 2004.  In June 2005,  the
California  State Board of  Equalization  adopted the new Harvest Value Schedule for the second half of 2005.  The prices  established  in that  schedule  (which exceed the applicable  structuring  prices) reflected a 4.2% increase in the SBE
Price for small  redwood  logs from the price  published  for the first  half of
2005.  There was no change in the  small  Douglas-fir  log price  from the price published for the first half of 2005.

     Capital expenditures were $3.1 million for the first six months of 2005 and are  estimated to be between $5.2 million and $5.8 million for the  remainder of
2005  (subject  to  available  cash).   The  Company  may  purchase   additional
timberlands from time to time as appropriate opportunities arise.

Off-Balance Sheet Arrangements

     The  Company  does not have any  off-balance  sheet  financing,  other than
operating   leases   entered  into  in  the  normal   course  of  business,   or
unconsolidated  special purpose  entities.  The Company does not use derivatives for any of its treasury or risk management activities.

Trends

     See Note 3 and Part I, Item 2.  "Management's  Discussion  and  Analysis of
Financial  Conditions  and  Results  of   Operations--Financial   Condition  and
Investing  and  Financing   Activities"   for  information   regarding   various
regulatory,  environmental,  litigation  and other matters which have caused and are expected to continue to cause delays in the approval of the  Company's  THPs and the  ability to harvest on THPs once they are  approved,  as well as adverse impacts on timber harvest levels and timber harvesting and other costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in  interest  rates  primarily  under the
Line of Credit.  As of June 30,  2005,  there were $33.8  million in  borrowings outstanding  under  all  variable  rate  facilities.  Based  on  the  amount  of borrowings  outstanding  under these facilities during the six months ended June
30, 2005, a 1.0% change in interest  rates  effective  from the beginning of the year would have resulted in an increase or decrease in interest  expense for the period of $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains  disclosure controls and procedures that are designed to ensure that  information  required to be disclosed in the  Company's  reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported  within the time  periods  specified in the rules and forms of the SEC, and that such  information  is  accumulated  and  communicated  to the Company's management,  including its Chief Executive Officer and Chief Financial  Officer,
as appropriate,  to allow timely decisions  regarding  required  disclosure.  In designing and  evaluating  the disclosure  controls and  procedures,  management recognized  that any controls and  procedures,  no matter how well  designed and operated, can provide only reasonable assurance of achieving the desired control objectives,  and  management  necessarily  was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of the end of the period covered by this report,  our management carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's management,  including our Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures.  Based on the  evaluation,  our management, including our Chief  Executive  Officer and Chief Financial  Officer,  concluded that the Company's  disclosure controls and procedures were effective as of June
30, 2005.

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

                                            SCOTIA PACIFIC COMPANY LLC

Date: August 9, 2005           By:     /S/     GARY L.CLARK
                                 ----------------------------------
                                              Gary L. Clark
                                Vice President - Finance and Administration
                                 (Principal Financial and Accounting Officer)

                                                                      APPENDIX A

                            Glossary of Defined Terms

APB Opinion No. 29:  Accounting  Principles  Board Opinion 29,  "Accounting  for
Nonmonetary Transactions"

Bankruptcy Code: The United States Bankruptcy Code

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

CDF Harvest Limit: Annual harvest limit established by the CDF

CESA: California Endangered Species Act

Company: Scotia Pacific Company LLC, a limited liability company wholly owned by
Palco

Company  Timberlands:  Approximately  204,000 acres of timberlands  owned by the
Company

Cook action:  An action  entitled Alan Cook,  et al. v. Gary Clark,  et al. (No.
DR020718) filed in the Superior Court of Humboldt County, California

CWA: Federal Clean Water Act

EBITDA:  As defined in Section 1.01 of the Revolving  Credit  Agreement and Term
Loan which, among other things, excludes the results of the Company

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

MGI: MAXXAM Group Inc., an indirect wholly owned subsidiary of MAXXAM

Moody's: Moody's Investors Service

North Coast Water Board:  California  North Coast Regional Water Quality Control
Board

Noteholders: Holders of the Timber Notes

Noteholder Committee: An ad hoc committee of holders of the Timber Notes

Option A Plan:  Palco's plan for complying  with  California's  sustained  yield requirements, which has been approved by the CDF

Palco: The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Companies: Palco, Scotia LLC and Salmon Creek, collectively

Palco Credit Agreement:  Palco's revolving credit facility with a bank providing for borrowings up to $30.0 million based on certain collateral  balances,  which was terminated in connection  with the closing of the Revolving  Credit Facility and Term Loan

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

S&P: Standard & Poor's Rating Service

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

SEC: The Securities and Exchange Commission

Services  Agreement:  Agreement  between the Company and Palco under which Palco provides  operational,  management  and related  services  to the  Company  with respect to the Company Timberlands

SFAS No. 153: "Exchange of Nonmonetary  Assets," an amendment of APB Opinion No.
29

State Board of Equalization: The California State Board of Equalization

State Water Board: California State Water Resources Control Board

SYP: The sustained  yield plan approved in March 1999 as part of the  Headwaters
Agreement, and later invalidated by a California state court take:  Adverse  impacts on species  which have been  designated as endangered or threatened

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

THP No. 520 lawsuit:  An action entitled The Pacific Lumber  Company,  et al. v.
California  State Water  Resources  Control  Board (No.  DR010860)  filed in the
Superior Court of Humboldt County, California

Timber  Notes:  The  Company's  6.55%  Series B Class A-1 Timber  Collateralized
Notes, 7.11% Series B Class A-2 Timber  Collateralized  Notes and 7.71% Series B
Class A-3 Timber Collateralized Notes due July 20, 2028

TMDLs: Total maximum daily load limits

Trustee: the trustee under the Indenture

UBS:  UBS Securities LLC

USWA lawsuit: An action entitled United Steelworkers of America,  AFL-CIO,  CLC, and Donald Kegley v. California Department of Forestry and Fire Protection,  The
Pacific Lumber Company,  Scotia Pacific Company LLC and Salmon Creek Corporation
(No. CV990452) filed in the Superior Court of Humboldt County, California

WWDRs: Watershed-wide discharge requirements