Form 10-Q
period 2005-11-09
SCOTIA PACIFIC CO LLC
filed 2005-11-09
CIK 1066797

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2005

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
Yes X   No

     Indicate by check mark whether the Registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Act).
Yes    No X

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act).
Yes    No X

     Registrant  meets the conditions set forth in General  Instruction  H(1)(a)
and (b) of Form  10-Q  and is  therefore  filing  this  Form  with  the  reduced disclosure format.

                     TABLE OF CONTENTS

                                                                            Page
PART I.  -  FINANCIAL INFORMATION

         Item 1.   Financial Statements (unaudited):
                   Balance Sheet................................................
                   Statement of Operations......................................
                   Statement of Cash Flows......................................
                   Condensed Notes to Financial Statements......................

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations........................................

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk...

         Item 4.   Controls and Procedures......................................

PART II.  -  OTHER INFORMATION

         Item 1.   Legal Proceedings............................................
         Item 6.   Exhibits.....................................................
         Signature .............................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS.........................................

                        SCOTIA PACIFIC COMPANY LLC

                            BALANCE SHEET
                      (In millions of dollars)

                                                                             September 30,  December 31,
                                                                                 2005           2004
                                                                           ------------------------------
                                                                                        (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                    $    0.4    $   0.5
  Marketable securities, including restricted amounts of $24.8 and
     $25.1, respectively                                                           26.8       28.2
  Receivables from Palco                                                           10.5        3.3
  Prepaid timber harvesting costs                                                   6.4        6.2
  Other current assets                                                              1.8        1.1
                                                                               --------------------------
    Total current assets                                                           45.9       39.3
Timber and timberlands, net of accumulated depletion of $296.0 and
   $290.1, respectively                                                           220.9      225.1
Property and equipment, net of accumulated depreciation of $21.7 and
   $19.6, respectively                                                             29.0       28.1
Deferred financing costs, net                                                      10.8       11.8
Restricted cash, marketable securities and other investments                        0.5        9.2
Intangible assets                                                                   3.1        3.8
                                                                               --------------------------
                                                                               $  310.2    $ 317.3
                                                                               ==========================

Liabilities and Member Deficit
Current liabilities:
  Payable to Palco                                                             $    1.1    $   1.5
  Accrued interest                                                                 11.0       23.8
  Other accrued liabilities                                                         2.8        1.9
  Short-term borrowings and current maturities of long-term debt, excluding $11.1 and $9.5, respectively, of repurchased Timber Notes held
      in the SAR Account                                                           67.7       33.8
                                                                               --------------------------
    Total current liabilities                                                      82.6       61.0
  Long-term debt, less current maturities and excluding $44.3 and $55.4,
      respectively, of repurchased Timber Notes held in the SAR Account           669.6      687.7
Other noncurrent liabilities                                                        0.6        0.2
                                                                               --------------------------
    Total liabilities                                                             752.8      748.9

Contingencies (See Note 3)

Member deficit                                                                   (442.6)    (431.6)
                                                                               --------------------------
                                                                               $  310.2    $ 317.3
                                                                               ==========================

     The accompanying notes are an integral part of these financial statements.

            SCOTIA PACIFIC COMPANY LLC

              STATEMENT OF OPERATIONS
             (In millions of dollars)

                                                                  Three Months Ended        Nine Months Ended
                                                                     September 30,             September 30,
                                                               -------------------------- --------------------------
                                                                   2005         2004       2005         2004
                                                               ----------- -------------- ------------ -------------
                                                                                    (Unaudited)

Log sales to Palco                                             $    25.7   $     21.7     $    59.2   $      50.9
                                                               ----------- -------------- ------------ -------------
Operating expenses:
  General and administrative                                         8.2          6.4          22.3          16.3
  Depletion, depreciation and amortization                           3.3          3.3           8.8           8.6
                                                               ----------- -------------- ------------ -------------
                                                                    11.5          9.7          31.1          24.9
                                                               ----------- -------------- ------------ -------------
Operating income                                                    14.2         12.0          28.1          26.0
                                                               ----------- -------------- ------------ -------------
Other income (expense):
  Interest and other income                                          1.1         (0.2)          2.3           1.1
  Interest expense                                                 (14.1)       (13.8)        (41.6)        (41.4)
                                                               ----------- -------------- ------------ -------------
                                                                   (13.0)       (14.0)        (39.3)        (40.3)
                                                               ----------- -------------- ------------ -------------
Net income (loss)                                              $     1.2   $      (2.0)   $   (11.2)   $    (14.3)
                                                               =========== ============== ============ =============

     The accompanying notes are an integral part of these financial statements.

           SCOTIA PACIFIC COMPANY LLC

             STATEMENT OF CASH FLOWS
            (In millions of dollars)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          --------------------------
                                                                                              2005         2004
                                                                                          ------------ -------------
                                                                                                 (Unaudited)

Cash flows from operating activities:
  Net loss                                                                                $  (11.2)    $  (14.3)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depletion, depreciation and amortization                                                   8.8          8.6
    Amortization of deferred financing costs                                                   1.0          1.0
    Increase (decrease) in cash resulting from changes in:
      Receivables from Palco                                                                  (7.3)        (2.9)
      Prepaid timber harvesting costs                                                         (0.2)        (0.4)
      Payable to Palco                                                                         0.4          0.1
      Accrued interest                                                                       (12.8)       (14.0)
      Other accrued liabilities                                                                0.6          0.4
      Other                                                                                   (0.6)        (0.3)
                                                                                          ------------ -------------
      Net cash used for operating activities                                                 (21.3)       (21.8)
                                                                                          ------------ -------------

Cash flows from investing activities:
  Proceeds from sales of marketable securities and other investments                           1.1          1.2
  Net proceeds from restricted cash                                                            9.1         12.0
  Capital expenditures                                                                        (4.8)        (6.1)
                                                                                          ------------ -------------
      Net cash provided by investing activities                                                5.4          7.1
                                                                                          ------------ -------------

Cash flows from financing activities:

  Principal payments on Timber Notes and other timber related debt                           (15.6)       (17.2)
  Borrowings under line of credit agreement, net                                              31.4         31.4
                                                                                          ------------ -------------
      Net cash provided by financing activities                                               15.8         14.2
                                                                                          ------------ -------------

Net decrease in cash and cash equivalents                                                     (0.1)         (0.5)
Cash and cash equivalents at beginning of period                                               0.5           0.9
                                                                                          ------------ -------------
Cash and cash equivalents at end of period                                                $    0.4     $     0.4
                                                                                          ============ =============

Supplemental disclosure of non-cash financing activities:
  Repurchases of debt using restricted cash                                               $     -      $     4.8
Supplemental disclosure of cash flow information:
  Interest paid                                                                           $   53.4     $    54.3

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

     The financial  statements  included  herein are  unaudited;  however,  they include all  adjustments of a normal  recurring  nature which, in the opinion of management,  are necessary for a fair presentation of the financial  position of the Company at September 30, 2005,  the results of operations  for the three and nine months ended  September 30, 2005 and 2004,  and the cash flows for the nine months  ended  September  30,  2005 and  2004.  The  Company  is a wholly  owned subsidiary  of  Palco,  which is a  wholly-owned  subsidiary  of MGI.  MGI is an indirect wholly owned subsidiary of MAXXAM.

     Liquidity and Cash Resources
     Regulatory and  environmental  matters as well as legal actions have played and are  expected  to  continue  to  play a  significant  role in the  Company's operations. The Company has previously experienced delays in the approval of its
THPs as the result of  regulatory  compliance  and  litigation  challenges,  and
expects  these  difficulties  to  persist.   Moreover,  the  Company  expects  a
recurrence  of the  additional  delays that have recently  been  experienced  in harvesting on previously-approved  THPs due to regulatory oversight by the North
Coast Water Board (see below).  The foregoing matters have in the past adversely affected  timber  harvest levels and timber  harvesting  and other costs;  these effects are expected to continue.

     The North  Coast Water  Board is  requiring  the Company and Palco to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North Coast Water Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River  watersheds on the Company  Timberlands.  As harvesting  activities on the
Company  Timberlands  cannot  readily be moved between  watersheds due to, among other things,  historic harvest patterns,  adjacency  restrictions,  and the age classes of trees,  development  of WWDRs and the other matters  described in the
"Water  Quality"  section of Note 3 are expected to result in reduced harvest in the future.  The staff of the North Coast Water Board has  circulated for public review and comment draft WWDRs for the Freshwater and Elk River  watersheds.  If these draft WWDRs are approved in their  current  form,  there would likely be a significant adverse impact on current and future harvest levels.

     As WWDRs had not been formulated, the North Coast Water Board for some time
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
heard this appeal and rendered a decision,  which had the effect of  disallowing further  harvesting on the  additional  25% of the CDF Harvest Limit approved by the North Coast Water Board on March 16, 2005. The State Water Board's  decision also has the effect of disallowing  further harvesting in the Freshwater and Elk
River watersheds until WWDRs for these watersheds are adopted by the North Coast
Water Board.  The Company and Palco have  appealed the State Water  Board's June
16, 2005,  decision in a California state court. A hearing on the appeal has not yet been scheduled.

     On September 2, 2005, the North Coast Water Board set hearings on the draft
WWDRs for September 14 and 15, 2005. On September 9, 2005, the Company and Palco
filed a petition in California  state court seeking an order  mandating that the
North Coast Water Board not take any further action on the proposed  WWDRs.  The petition alleges defects in the proposed WWDRs and the North Coast Water Board's hearing procedures. The Company and Palco also requested a temporary restraining order and  preliminary  injunction  to prevent  the North Coast Water Board from taking any  further  action  until  their  petition  is heard.  The  temporary restraining  order  was  granted  and  the  preliminary  injunction  hearing  is scheduled for November 9, 2005.

     The  unreleased  and  disallowed  THPs  in the  Freshwater  and  Elk  River watersheds  represented  a  significant  portion  of the  harvest  that had been planned for the first nine months of 2005. The ongoing regulatory, environmental and  litigation  matters  faced by the  Company  and Palco,  exacerbated  by the developments  described in the previous  paragraph,  have  materially  adversely impacted the cash flows of both the Company and Palco. Furthermore, it is likely that additional  delays in the development of the Freshwater and Elk River WWDRs will occur. Should the Freshwater-Elk River WWDRs not be approved during 2005 or in the first few months of 2006, or be approved with additional  restrictions on harvest,  there could be a material  adverse impact on the Company's and Palco's future cash flows from operations.

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
million.  Based  upon a review  of its  alternatives  under  the  circumstances, consultation  with its own legal and financial  advisors,  and  consideration of discussions  with  the  advisors  of  the  Noteholders  Committee,  the  Company requested that Palco make an early payment,  equal to the shortfall,  in respect of certain logs that had already been  delivered to and  purchased by Palco from the Company.  Palco approved and delivered the early log payment,  which allowed the Company to fund the July 20, 2005,  cash  shortfall and pay all of the $27.9 million of interest due ($25.9  million net of interest due in respect of Timber
Notes held by the Company).

     The  Company's  ability  to pay all of the $27.7  million of  interest  due
($25.8  million  net of  interest  due in  respect  of Timber  Notes held by the
Company) on the January 20, 2006,  payment  date will depend upon many  factors, including the  Company's  harvest  levels for the remainder of 2005,  cash flows from operations through the January 20, 2006, payment date, together with access to its Line of Credit. At September 30, 2005, the maximum availability under the
Line of Credit was $55.4 million, and borrowings outstanding were $49.5 million.
There can be no  assurance  that the Company will have  sufficient  liquidity to make this interest payment.

     In March 2005,  UBS agreed to assist the Company in seeking to  restructure its obligations with respect to the Company's  outstanding Timber Notes. In June
2005,  the  Company  agreed to be  responsible  for certain  payments  and other obligations  of the  Noteholder  Committee  relating to their legal  counsel and financial advisors.  On September 23, 2005, the Company terminated its agreement to be responsible  for further  payments,  effective  immediately in the case of legal  counsel  and  effective  October  23,  2005 in the case of the  financial advisor.  The Company  terminated  its agreement  upon the  recommendation  of a special  committee of independent  managers since it concluded that insufficient progress had been made in  negotiations  with the  Noteholder  Committee and was advised  that  holders of less than 15% of Timber  Notes  (measured by principal
amount)  had  agreed  to  confidentiality   provisions  necessary  in  order  to
participate  in a process  intended to lead to a  restructuring  agreement.  The
Company  continues  to evaluate  its  liquidity  alternatives  in respect of the
January 20, 2006, payment date and beyond.

     The Company and UBS have  conducted  extensive  reviews and analyses of the
Company's  assets,  operations  and  prospects.  As a result of these  extensive reviews  and  analyses,  management  has  concluded  that,  in  the  absence  of significant  regulatory relief and accommodations,  annual timber harvest levels and cash flows from operations will in future years be substantially  below both historical levels and the minimum levels necessary in order to allow the Company to satisfy its debt  service  obligations  in respect of the Timber  Notes.  The
Company has announced  that its projected  average annual harvest level over the ten-year period beginning 2006 is estimated at  approximately  100 million board feet per year. This harvest level reflects  management's most recent estimate of the cumulative  impact of ongoing  regulatory  limitations,  prescriptions,  and other  actions  and is based upon a number of  assumptions  which may or may not prove to be accurate. Management also determined that reductions must be made to its cost structure in line with these  anticipated  reductions in harvest levels and cash flows.  Accordingly,  on August 30,  2005,  the Company  implemented  a restructuring  plan reducing its workforce by  approximately  one third.  To the extent that the Company is unable to  restructure  its Timber  Notes  consistent with  management's  expectations  as to future harvest levels and cash flows, or secure additional  liquidity from external sources, the Company expects that it, and as may be required,  Palco,  will be forced to take  extraordinary  actions, which may include:  further  reducing  expenditures  by laying off employees and shutting down various  operations;  seeking other sources of liquidity,  such as from asset sales; and seeking protection by filing under the Bankruptcy Code.

     As of December 31, 2004 and March 31, 2005,  Palco was in default under the
Palco Credit Agreement and obtained limited waivers of the default through April
22, 2005. On April 19, 2005, Palco and Britt, as Borrowers, closed the Revolving
Credit Facility and the Term Loan. The Term Loan was fully funded at closing and the Borrowers used  approximately  $10.8 million of the funds from the Term Loan to pay off amounts  previously  borrowed  under the Palco Credit  Agreement  and
terminated  that  facility.   As  of  September  30,  2005,  $34.8  million  was
outstanding  under the Term Loan and $12.1  million  was  outstanding  under the
Revolving  Credit  Facility.  Palco estimates that its cash flow from operations will not provide  sufficient  liquidity to fund its operations  until the fourth quarter  of 2006.  Accordingly,  Palco  expects  to be  dependent  on the  funds available under the Revolving Credit Facility,  and expects additional liquidity will be needed,  to fund its working capital and other cash requirements in 2005 and 2006.  The  Revolving  Credit  Facility  and Term Loan are each secured by a security  interest in the stock of Palco and  substantially all of the assets of the Borrowers (other than Palco's equity interest in the Company).

     As of September 30, 2005,  borrowings  under the Revolving  Credit Facility were limited to the sum of 85% of Palco and Britt's eligible accounts  receivable plus  75% of their  eligible  inventories  (up to a  maximum  of $30.0  million, subject to limitations such as the ability of the lender to establish reasonable reserves).  Both the Term Loan and the Revolving  Credit Facility contain EBITDA maintenance  covenants that, if not met, could trigger a mandatory prepayment of outstanding borrowings.  The operating cash flow estimates used to establish the
EBITDA maintenance covenants are subject to a number of assumptions about future operating  cash flow and actual  results  could  differ  from  these  estimates.
Accordingly,  the  availability  of these funds is largely  dependent on Palco's ability to harvest  adequate  timber  from the  Company  Timberlands  and reduce operating costs. Available resources to fund Palco's and Britt's operating needs at September 30, 2005 were $8.0 million,  comprised of the maximum  availability under the Revolving  Credit Facility of $7.7 million and  unrestricted  cash and marketable securities of $0.3 million.

     Subsequent  to September  30, 2005,  Palco  borrowed the maximum  available under the Revolving  Credit Facility and on October 26, 2005,  Palco,  Britt and
certain of their affiliates entered into the Omnibus Amendment which amended the
Term Loan and the Revolving Credit Facility to, among other things,  temporarily increase the amount of the Revolving Credit Facility from $30.0 million to $35.0 million and  temporarily  increase the advance rate applicable to the Borrowers'
inventory from 75% to 80%. The increase in the inventory advance rate is subject to  satisfactory  inventory  appraisals,  and the amount of the increase in such advances is capped at $1.5 million.  The increase in the amount of the Revolving
Credit Facility and the increase in the inventory advance rate will be gradually phased out in January  through March 2006.  The Omnibus  Amendment  also revises financial  covenants  applicable to the Revolving  Credit  Facility and the Term
Loan. MGI furnished cash  collateral of $2.0 million as additional  security for the Borrowers' obligations under the Revolving Credit Facility and the Term Loan
Facility. This cash collateral will be released on April 1, 2006, so long as the
Borrowers  have  achieved  earnings  and  borrowing  availability  targets to be determined by the Lenders.

     Palco's available cash resources,  including proceeds from and availability under the Term Loan and Revolving  Credit Facility have been primarily  utilized during the first nine months of 2005 in the following  areas:  (i) $10.8 million was  used  to pay  off  amounts  previously  borrowed  under  the  Palco  Credit
Agreement;   (ii)   approximately  $  6.2  million  was  used  to  fund  capital
expenditures  related  to  Palco's  new  state-of-the-art   sawmill  in  Scotia,
California;  (iii) $9.9 million was used as collateral to secure Palco's workers compensation  liabilities;  (iv) $13.5  million was used to build log  inventory levels;  and (v) the  remainder was used to pay advisor fees and to fund working capital shortfalls. Palco's ability to generate sufficient liquidity to fund its short term  liquidity  needs will depend upon many  factors,  including  Palco's ability to achieve planned production rates at its new sawmill. While production levels at the new  sawmill  continue  to  improve,  the new  sawmill  is not yet operating at planned capacity and is not expected to achieve planned  production rates for the  remainder  of 2005.  Accordingly,  additional  liquidity  will be needed at Palco to fund working capital requirements in 2005 and 2006, but there can be no assurance that Palco will be able to secure additional  liquidity.  In the event that Palco were unable to secure the necessary liquidity,  it would be forced to take  extraordinary  actions,  which  may  include:  further  reducing expenditures  by laying off employees and shutting down various  operations  and seeking protection by filing under the Bankruptcy Code.

     On April 21,  2005,  Moody's  lowered  its  ratings on the Class A-1 Timber
Notes  from Baa2 to Ba3;  the Class A-2  Timber  Notes  from Baa3 to B1; and the
Class A-3 Timber Notes from Bal to B1. On June 20, 2005, Moody's further lowered its ratings on all classes of the Timber  Notes to Caal.  S&P  announced  on
April 7, 2005,  that it had lowered  Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005). As a result of the S&P credit rating actions related to Palco,  Palco was  required to post a $9.9  million  letter of credit with the State of  California  to secure its workers  compensation  liabilities, which reduced  Palco's  availability  under the Revolving  Credit  Facility by a corresponding amount.

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
At December 31, 2004, the Company could have borrowed a maximum of $57.1 million under the Line of Credit, and there were $18.2 million in borrowings outstanding under the facility.  At September 30, 2005, the maximum  availability  under the
Line of Credit was $55.4 million, and borrowings outstanding were $49.5 million.

     On the note  payment  date in  January  2005,  the  Company  used the funds available  under the Line of Credit to pay all of the $28.5  million of interest due ($26.3  million net of interest  due in respect of Timber  Notes held by the
Company). The Company also repaid $17.1 million of principal on the Timber Notes
(an amount equal to Scheduled Amortization) using funds held in the SAR Account.

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

     In the event of a failure to pay  interest on the Timber Notes in full when due, the Trustee under the Timber Notes Indenture or the holders of at least 25%
of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest  and other  amounts  related to the Timber  Notes to become immediately due and payable. Also, in the event of a failure by Palco to perform its covenants or agreements under the Master Purchase  Agreement or the Services
Agreement,  which failure continues for 30 days after notice from the Trustee or the  holders of 25% or more of the  outstanding  principal  amount of the Timber
Notes, the holders of a majority of the aggregate  outstanding  principal amount of the Timber Notes may cause all principal,  interest and other amounts related to the Timber Notes to become  immediately due and payable.  In the event of any such  acceleration,  the agent under the Line of Credit may also  accelerate the advances then  outstanding  thereunder.  If such  accelerations  of Timber Notes and/or  advances  under the  Company's  Line of Credit  occur,  the  Trustee may exercise  all rights  under the Timber  Notes  Indenture  and  related  security documents,  including applying funds to pay accelerated amounts, and selling the
Company  Timberlands  and other  assets  and using the  proceeds  thereof to pay accelerated  amounts.  In the event that the Company were to seek  protection by filing under the Bankruptcy  Code, all amounts related to the Timber Notes would become  immediately  due and payable  under the Timber Notes  Indenture  and all advances  under the Line of Credit could be  accelerated.  If Palco were to seek protection by filing under the Bankruptcy  Code, all amounts  related to Palco's
Term  Loan and  Revolving  Credit  Facility  would  become  immediately  due and payable. The foregoing rights of the Trustee,  Noteholders, and Palco's lenders, are  subject to the rights of the  Company  and Palco,  respectively,  under the
Bankruptcy Code.

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
                                                                     September 30,   December 31,
                                                                          2005           2004
                                                                    -------------------------------
Amounts held in SAR Account:
  Current portion of restricted marketable securities
       and other investments                                          $   24.8       $    25.1
  Long term portion of restricted marketable securities
       and other investments                                              49.8            68.5
                                                                    -------------------------------
                                                                          74.6            93.6
  Less: Amounts attributable to Timber Notes held
       in SAR Account                                                    (51.8)          (61.8)
                                                                    -------------------------------
     Total amounts held in SAR Account                                    22.8            31.8
Other amounts restricted under the Indenture                               2.5             2.5
                                                                    -------------------------------
Total restricted cash, cash equivalents, marketable securities
       and other investments                                        $     25.3       $    34.3
                                                                    ===============================

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

     Water Quality
     Laws and  regulations  dealing with water quality are impacting the Company and Palco primarily in four areas:  efforts by the EPA and the North Coast Water
Board to establish  TMDLs in  watercourses  that have been  declared to be water quality  impaired;  actions  by the North  Coast  Water  Board to  impose  waste discharge  reporting  requirements  in  respect  of  watersheds  on the  Company
Timberlands and, in some cases, clean-up or preventive measures;  actions by the
North Coast Water Board during the THP  approval  process  which impose  certain operational  requirements on individual THPs; and a directive of the North Coast
Water  Board to its  staff to  develop  WWDRs for the  Freshwater  and Elk River watersheds.

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

     Beginning with the 2002-2003 winter operating period, the Company and Palco have been  required to submit  information  on sediment  discharges  and erosion control  plans to the North  Coast  Water  Board  each year in order to  conduct harvesting  activities.  After  consideration of these reports,  the North Coast
Water Board imposed requirements on Palco to implement additional mitigation and erosion control  practices during harvest  activities.  Reporting and mitigation requirements  imposed by the North Coast Water Board and CDF have  significantly increased operating costs and will in the future further increase costs or cause delays in THP approvals or harvesting on approved THPs.

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

     The  North  Coast  Water  Board in  December  2003  directed  its  staff to formulate  WWDRs for the  Freshwater  and Elk River  watersheds  on the  Company
Timberlands.  As harvesting activities on the Company Timberlands cannot readily be moved  between  watersheds  due to,  among  other  things,  historic  harvest patterns,  adjacency restrictions,  and the age classes of trees, development of
WWDRs and the other matters  described in this section are expected to result in reduced  harvest in the  future.  The staff of the North  Coast  Water Board has circulated  for public review and comment draft WWDRs for the Freshwater and Elk
River watersheds. If these draft WWDRs are approved in their current form, there would  likely be a  significant  adverse  impact on current  and future  harvest levels.

     As WWDRs had not been formulated, the North Coast Water Board for some time
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
heard this appeal and rendered a decision,  which had the effect of  disallowing further  harvesting on the  additional  25% of the CDF Harvest Limit approved by the North Coast Water Board on March 16, 2005. The State Water Board's  decision also has the effect of disallowing  further harvesting in the Freshwater and Elk
River watersheds until WWDRs for these watersheds are adopted by the North Coast
Water Board. Palco has appealed the State Water Board's June 16, 2005,  decision in a California state court. A hearing on the appeal has not yet been scheduled.

     On September 2, 2005, the North Coast Water Board set hearings on the draft
WWDRs for September 14 and 15, 2005. On September 9, 2005, the Company and Palco
filed a petition in California  state court seeking an order  mandating that the
North Coast Water Board not take any further action on the proposed  WWDRs.  The petition alleges defects in the proposed WWDRs and the North Coast Water Board's hearing procedures. The Company and Palco also requested a temporary restraining order and  preliminary  injunction  to prevent  the North Coast Water Board from taking  any  further  action  until  their  petition  is  heard.  The  temporary restraining  order  was  granted  and  the  preliminary  injunction  hearing  is scheduled for November 9, 2005.

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

     Timber Harvest Litigation
     A California  state court has  invalidated  the SYP in connection  with two lawsuits filed against the Palco Companies,  as described below,  which decision has been appealed.  Other pending judicial and  administrative  proceedings,  as described below, could affect the Company's and Palco's ability to implement the
HCP,  implement  certain  approved  THPs,  or carry  out other  operations.  The
Services  Agreement  requires Palco to prepare and file on behalf of the Company
(at Palco's cost) all pleadings and motions,  and otherwise  diligently  pursue, appeals of any denial,  and defense of any challenge to approval,  of any THP or the Environmental Plans or similar plan or permit and related matters.

     In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged,
among  other  things,   various  violations  of  the  CESA  and  the  California
Environmental Quality Act, and challenged,  among other things, the validity and legality of the SYP and the California  Permits.  The plaintiffs  sought,  among other things, to set aside  California's  approval of the SYP and the California
Permits and  injunctive  relief to prevent  implementation  of THPs  approved in reliance  upon  these  documents.  In March  1999,  a similar  action,  the USWA lawsuit,  was filed  challenging  the  validity  and  legality  of the SYP.  The
EPIC-SYP/Permits and USWA lawsuits were consolidated for trial. Following trial, the Court on October 31, 2003,  entered a judgment  invalidating the SYP and the
California  Permits due to several  deficiencies  in agency  procedures  and the failure of the Palco Companies to submit a complete and comprehensible SYP. As a result of this case, the Company has, since October 2002,  when the Court issued a stay order preventing  future reliance upon the SYP, been obtaining review and approval of new THPs under alternative procedures pending approval of the Option
A Plan. As noted above, the Option A Plan was approved by the CDF in March 2005.
The Palco  Companies and the State of  California  have appealed the October 31,
2003  decision.  The  appeal was heard by the Court of Appeal on  September  16,
2005,  and its decision is pending.  In September  2004,  the Court  granted the plaintiffs'  request  for  reimbursement  of an  aggregate  of $5.8  million  in attorneys'  fees and other expenses  incurred in connection  with these matters.
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
The case is not yet final as the trial has not yet been held, and there are many unresolved  issues  involving  interpretation  of the Court's  decision  and its application  to actual  operations.  The Company has recently filed a motion for summary  judgment  on the ground  that it has met the  requirements  for a storm water pollution  prevention permit under a general permit issued by the state of
California.

     Should the decision  ultimately become final and be held to apply to all of
Palco's timber operations on the Company Timberlands, it may have some or all of the following effects:  imposing additional  permitting  requirements,  delaying approvals of THPs,  increasing  harvesting  costs,  and adding water  protection measures beyond those contained in the HCP.  Nonetheless,  the Company  believes that it is not likely that civil  penalties will be awarded for operations  that occurred prior to the Court's decision due to the historical  reliance by timber companies on the regulation and the Company's belief that the requirements under the HCP are adequate to ensure that  sediment  and  pollutants  from  harvesting activities  on the  Company  Timberlands  will not reach  levels  harmful to the environment.  While the impact of a  conclusion  to this case that  upholds  the
October 14, 2003 ruling may be adverse,  the Company  does not believe that such an outcome  would  have a material  adverse  impact on the  Company's  financial condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the Court's  interpretation  of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

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

     On February 25, 2003,  the District  Attorney of Humboldt  County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair  business  practices in connection with completion of the Headwaters  Agreement,  and that this resulted in these  companies  being able to harvest  significantly  more trees  under the
Environmental  Plans than would have  otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged  increase in harvest,  as well as  restitution  and an  injunction  in  respect of the  additional  timber harvesting allegedly being conducted. On June 14, 2005, the Court dismissed this matter in its entirety.  On September 19, 2005, the District  Attorney  appealed this  decision,  however,  the Company  believes that the  dismissal  ruling has substantially diminished its exposure with respect to this matter.

      On November 2, 2004, the EPIC-USFWS/NOAA lawsuit was filed. This lawsuit alleges that two federal agencies have violated certain federal laws and related regulations in connection with their oversight of the HCP and Federal Permits.
The plaintiff also alleges that the Federal Permit for the northern spotted owl was unlawfully issued and asserts several claims, including that the Palco
Companies violated California's unfair competition law by using false advertising and making misleading environmental claims. The plaintiff seeks a variety of remedies including requiring additional actions by the federal agencies and precluding them from authorizing take of the northern spotted owl, an injunction requiring the Palco Companies to cease certain alleged unlawful activities, as well as restitution and remediation by Palco. On April 22, 2005, pursuant to motions to dismiss filed by the Palco Companies and the federal defendants, the Court dismissed several of the claims, significantly reducing the scope of the case. On September 30, 2005, EPIC filed a motion to prevent the
Palco Companies from taking any further action under the HCP and California
Permits, including all timber harvesting or related activities. On October 5,
2005, Palco agreed to defer harvesting on one THP pending the resolution of
EPIC's motion while EPIC agreed not to pursue additional legal action. A hearing on plaintiff's motion for a preliminary injunction was held November 1, 2005, and the parties are awaiting a decision. The Company does not believe the resolution of this action should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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
The appellate court's decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations  upon timber  harvesting on the Company  Timberlands  beyond those provided for by the
Environmental  Plans  or  could  provide  additional  regulatory  powers  to the regional and state water boards and their staffs beyond those provided in Senate
Bill 810.  The Company and Palco  filed a petition  for review of the  appellate court's decision by the California  Supreme Court,  which in June 2004 agreed to review the decision. Briefing was completed on April 26, 2005, and a hearing has been set for November 10, 2005.

     On August 8, 2005, the CBD filed an action against CDF, Palco,  the Company and Salmon Creek  seeking to overturn and prevent CDFG and the Company and Palco from  taking any action to  implement  or rely upon  Consistency  Determinations issued by CDFG in February 2005. The Consistency Determinations were issued as a result of the EPIC SYP Permits lawsuit,  which overturned the California Permits resulting in the Company  having no coverage  from the State for the  incidental take of coho  salmon or the  marbled  murrelet.  CBD  alleges  that the  process followed by CDFG in issuing the Consistency  Determinations  did not comply with
CEQA and that the Federal Permits are out of date because of new information and reliance upon them is therefore improper. A hearing was held in California state court on October 28, 2005,  and the Court denied CBD's request for a preliminary injunction.

4.   Comprehensive Income (Loss) and Member Deficit

     Comprehensive income (loss) includes the following (in millions):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,                September 30,
                                                               -------------------------- --------------------------
                                                                   2005         2004          2005         2004
                                                               -------------------------- ------------ -------------
Net income (loss)                                              $    1.2     $  (2.0)       $  (11.2)    $   (14.3)
Other comprehensive income (loss):
  Net change in fair value of available-for-sale investments          -         0.1             0.2          (0.6)
                                                               -------------------------- ------------ -------------
Total comprehensive income (loss)                              $    1.2     $  (1.9)       $  (11.0)    $   (14.9)
                                                               ========================== ============ =============

      A reconciliation of the activity in member deficit is as follows (in millions):
                                          Nine Months Ended
                                            September 30,
                                       -------------------------
                                          2005          2004
                                       -----------  ------------

Balance at beginning of period        $   (431.6)   $   (411.2)
Comprehensive loss                         (11.0)        (14.9)
                                      ------------ -------------
Balance at end of period              $   (442.6)   $   (426.1)
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

                                     Three Months Ended September 30, 2005   Three Months Ended September 30, 2004
                                     -------------------------------------------------------------------------------
                                                     Price                                   Price
                                       MBFE         $/MBFE       Revenues         MBFE      $/MBFE      Revenues
                                     ----------- ------------- ------------- ----------- ------------- -------------
Redwood                               21,900      $    952      $    20.8         19,900  $    811   $     16.2
Douglas Fir                            7,200           640            4.7          9,800       545          5.3
Other                                    600           404            0.2            500       351          0.2
                                     -----------               ------------- -----------              -------------
                                      29,700           865      $    25.7         30,200       717    $    21.7
                                     ===========               =========================              =============

                                      Nine Months Ended September 30, 2005   Nine Months Ended September 30, 2004
                                     -------------------------------------------------------------------------------
                                                     Price                                   Price
                                      MBFE          $/MBFE       Revenues         MBFE       $/MBFE      Revenues
                                     ----------- ------------- ------------- ----------- ------------ -------------
Redwood                               55,000      $    892      $    49.0         55,200  $    762    $    42.1
Douglas Fir                           16,200           605            9.9         16,500       513          8.5
Other                                  1,700           189            0.3          1,300       259          0.3
                                     -----------                ------------- -----------              -------------
                                      72,900           812      $    59.2         73,000       697     $   50.9
                                     ===========                ============= ===========              =============

     For the three months ended  September 30, 2005, the Company  experienced an overall 18.4% increase in revenues and a 1.7% decrease in sales volume  compared to the three  months  ended  September  30,  2004.  The  increase  in revenue is attributable  to both  the  increase  in sales  volume  of  redwood  logs and an increase  in the  average  realized  price of all log types.  For the first nine months of 2005, revenues increased 16.3% as a result of price increases.

     Operating Income and Net Loss
     Despite the increase in revenues, operating income was only slightly higher due to a  substantial  increase  in  legal  and  advisor  fees  relating  to the
Company's  efforts to restructure the Timber Notes,  increased THP costs related to logs sold during the period,  severance costs related to a reduction in force and increases in certain forest management costs.

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

     Regulatory and  environmental  matters as well as legal actions have played and are  expected  to  continue  to  play a  significant  role in the  Company's operations. The Company has previously experienced delays in the approval of its
THPs as the result of  regulatory  compliance  and  litigation  challenges,  and
expects  these  difficulties  to  persist.   Moreover,  the  Company  expects  a
recurrence  of the  additional  delays that have recently  been  experienced  in harvesting on previously-approved  THPs due to regulatory oversight by the North
Coast Water Board (see below).  The foregoing matters have in the past adversely affected  timber  harvest levels and timber  harvesting  and other costs;  these effects are expected to continue.  In addition,  there can be no assurance  that certain other pending  legal,  regulatory  and  environmental  matters or future governmental  regulations,  legislation or judicial or administrative decisions, adverse weather  conditions,  or low lumber or log prices,  will have a material adverse effect on the financial condition, results of operations or liquidity of the Company's operations.  See Item 1.  "Business--Regulatory  and Environmental
Factors" of the Form 10-K and Note 3 for further discussion of these matters.

     The North  Coast Water  Board is  requiring  the Company and Palco to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North Coast Water Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River  watersheds on the Company  Timberlands.  As harvesting  activities on the
Company  Timberlands  cannot  readily be moved between  watersheds due to, among other things,  historic harvest patterns,  adjacency  restrictions,  and the age classes of trees,  development  of WWDRs and the other matters  described in the
"Water  Quality"  section of Note 3 are expected to result in reduced harvest in the future.  The staff of the North Coast Water Board has  circulated for public review and comment draft WWDRs for the Freshwater and Elk River  watersheds.  If these draft WWDRs are approved in their  current  form,  there would likely be a significant adverse impact on current and future harvest levels.

     As WWDRs had not been formulated, the North Coast Water Board for some time
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
heard this appeal and rendered a decision,  which had the effect of  disallowing further  harvesting on the  additional  25% of the CDF Harvest Limit approved by the North Coast Water Board on March 16, 2005. The State Water Board's  decision also has the effect of disallowing  further harvesting in the Freshwater and Elk
River watersheds until WWDRs for these watersheds are adopted by the North Coast
Water Board. Palco has appealed the State Water Board's June 16, 2005,  decision in a California state court. A hearing on the appeal has not yet been scheduled.

     On September 2, 2005, the North Coast Water Board set hearings on the draft
WWDRs for September 14 and 15, 2005. On September 9, 2005, the Company and Palco
filed a petition in California  state court seeking an order  mandating that the
North Coast Water Board not take any further action on the proposed  WWDRs.  The petition alleges defects in the proposed WWDRs and the North Coast Water Board's hearing procedures. The Company and Palco also requested a temporary restraining order and  preliminary  injunction  to prevent  the North Coast Water Board from taking  any  further  action  until  their  petition  is  heard.  The  temporary restraining  order  was  granted  and  the  preliminary  injunction  hearing  is scheduled for November 9, 2005.

     The  unreleased  and  disallowed  THPs  in the  Freshwater  and  Elk  River watersheds  represented  a  significant  portion  of the  harvest  that had been planned for the first nine months of 2005. The ongoing regulatory, environmental and  litigation  matters  faced by the  Company  and Palco,  exacerbated  by the developments  described in the previous  paragraph,  have  materially  adversely impacted the cash flows of both the Company and Palco. Furthermore, it is likely that additional  delays in the development of the Freshwater and Elk River WWDRs will occur. Should the Freshwater-Elk River WWDRs not be approved during 2005 or in the first few months of 2006, or be approved with additional  restrictions on harvest,  there could be a material  adverse impact on the Company's and Palco's future cash flows from operations.

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
million.  Based  upon a review  of its  alternatives  under  the  circumstances, consultation  with its own legal and financial  advisors,  and  consideration of discussions  with  the  advisors  of  the  Noteholders  Committee,  the  Company requested that Palco make an early payment,  equal to the shortfall,  in respect of certain logs that had already been  delivered to and  purchased by Palco from the Company.  Palco approved and delivered the early log payment,  which allowed the Company to fund the July 20, 2005,  cash  shortfall and pay all of the $27.9 million of interest due ($25.9  million net of interest due in respect of Timber
Notes held by the Company).

     The  Company's  ability  to pay all of the $27.7  million of  interest  due
($25.8  million  net of  interest  due in  respect  of Timber  Notes held by the
Company) on the January 20, 2006,  payment  date will depend upon many  factors, including the  Company's  harvest  levels for the remainder of 2005,  cash flows from operations through the January 20, 2006, payment date, together with access to its Line of Credit. At September 30, 2005, the maximum availability under the
Line of Credit was $55.4 million, and borrowings outstanding were $49.5 million.
There can be no  assurance  that the Company will have  sufficient  liquidity to make this interest payment.

     In March 2005,  UBS agreed to assist the Company in seeking to  restructure its obligations  with respect to the outstanding  Timber Notes.  The Company has agreed to pay UBS an advisory  fee of  $150,000  per month,  creditable  in full against a success fee of $5.6 million that would be payable upon consummation of any restructuring transaction prior to July 27, 2006, in addition to agreeing to reimburse  certain of UBS's  expenses and to indemnify  UBS and its  affiliates.
UBS'  engagement  expired by its terms on July 27, 2005, and UBS and the Company subsequently extended that engagement,  which can be terminated with thirty days notice by either party.  In June 2005, the Company agreed to be responsible  for certain payments and other obligations of the Noteholder  Committee  relating to their legal counsel and financial  advisors.  On September 23, 2005, the Company terminated  its  agreement to be  responsible  for further  payments,  effective immediately  in the case of legal counsel and effective  October 23, 2005 in the case of the financial  advisor.  The Company  terminated  its agreement upon the recommendation of a special committee of independent managers since it concluded that  insufficient  progress had been made in  negotiations  with the Noteholder
Committee  and was  advised  that  holders  of less  than  15% of  Timber  Notes
(measured  by  principal  amount)  had  agreed  to  confidentiality   provisions
necessary  in  order  to  participate  in  a  process  intended  to  lead  to  a restructuring  agreement.  The  Company  continues  to  evaluate  its  liquidity alternatives in respect of the January 20, 2006, payment date and beyond.

     The Company and UBS have  conducted  extensive  reviews and analyses of the
Company's  assets,  operations  and  prospects.  As a result of these  extensive reviews  and  analyses,  management  has  concluded  that,  in  the  absence  of significant  regulatory relief and accommodations,  annual timber harvest levels and cash flows from operations will in future years be substantially  below both historical levels and the minimum levels necessary in order to allow the Company to satisfy its debt service obligations in respect of the Timber Notes.  Company has announced that its projected  average annual harvest level over the ten-year period beginning 2006 is estimated at  approximately  100 million board feet per year.  This harvest  level  reflects  management's  most recent  estimate of the cumulative impact of ongoing regulatory  limitations,  prescriptions,  and other actions and is based upon a number of assumptions  which may or may not prove to be accurate. Management also determined that reductions must be made to its cost structure in line with these  anticipated  reductions in harvest levels and cash flows. Accordingly,  on August 30, 2005, the Company implemented a restructuring plan reducing its workforce by  approximately  one third. To the extent that the
Company is unable to restructure its Timber Notes  consistent with  management's expectations  as to future harvest levels and cash flows,  or secure  additional liquidity  from  external  sources,  the Company  expects that it, and as may be required,  Palco,  will be  forced  to take  extraordinary  actions,  which  may include: further reducing expenditures by laying off employees and shutting down various  operations;  seeking  other  sources of  liquidity,  such as from asset sales; and seeking protection by filing under the Bankruptcy Code.

     As of December 31, 2004 and March 31, 2005,  Palco was in default under the
Palco Credit Agreement and obtained limited waivers of the default through April
22, 2005. On April 19, 2005, Palco and Britt, as Borrowers, closed the Revolving
Credit Facility and the Term Loan. The Term Loan was fully funded at closing and the Borrowers used  approximately  $10.8 million of the funds from the Term Loan to pay off amounts  previously  borrowed  under the Palco Credit  Agreement  and
terminated  that  facility.   As  of  September  30,  2005,  $34.8  million  was
outstanding  under the Term Loan and $12.1  million  was  outstanding  under the
Revolving  Credit  Facility.  Palco estimates that its cash flow from operations will not provide  sufficient  liquidity to fund its operations  until the fourth quarter  of 2006.  Accordingly,  Palco  expects  to be  dependent  on the  funds available under the Revolving Credit Facility,  and expects additional liquidity will be needed,  to fund its working capital and other cash requirements in 2005 and 2006.  The  Revolving  Credit  Facility  and Term Loan are each secured by a security  interest in the stock of Palco and  substantially all of the assets of the Borrowers (other than Palco's equity interest in the Company).

     As of September 30, 2005,  borrowings  under the Revolving  Credit Facility were limited to the sum of 85% of Palco and Britt's eligible accounts  receivable plus  75% of their  eligible  inventories  (up to a  maximum  of $30.0  million, subject to limitations such as the ability of the lender to establish reasonable reserves).  Both the Term Loan and the Revolving  Credit Facility contain EBITDA maintenance  covenants that, if not met, could trigger a mandatory prepayment of outstanding borrowings.  The operating cash flow estimates used to establish the
EBITDA maintenance covenants are subject to a number of assumptions about future operating  cash flow and actual  results  could  differ  from  these  estimates.
Accordingly,  the  availability  of these funds is largely  dependent on Palco's ability to harvest  adequate  timber  from the  Company  Timberlands  and reduce operating costs. Available resources to fund Palco's and Britt's operating needs at September 30, 2005 were $8.0 million,  comprised of the maximum  availability under the Revolving  Credit Facility of $7.7 million and  unrestricted  cash and marketable securities of $0.3 million.

     Subsequent  to September  30, 2005,  Palco  borrowed the maximum  available under the Revolving  Credit Facility and on October 26, 2005,  Palco,  Britt and
certain of their affiliates entered into the Omnibus Amendment which amended the
Term Loan and the Revolving Credit Facility to, among other things,  temporarily increase the amount of the Revolving Credit Facility from $30.0 million to $35.0 million and  temporarily  increase the advance rate applicable to the Borrowers'
inventory  from 75% to 80%.  The  increase in the  inventory  advance  rate,  is subject to satisfactory inventory appraisals,  and the amount of the increase in such  advances  is capped at $1.5  million.  The  increase  in the amount of the
Revolving Credit Facility and the increase in the inventory advance rate will be gradually  phased out in January through March 2006. The Omnibus  Amendment also revises financial covenants  applicable to the Revolving Credit Facility and the
Term Loan. MGI furnished cash collateral of $2.0 million as additional  security for the Borrowers'  obligations under the Revolving Credit Facility and the Term
Loan Facility.  This cash  collateral will be released on April 1, 2006, so long as the Borrowers have achieved earnings and borrowing  availability targets that are to be determined by the Lenders.

     Palco's available cash resources,  including proceeds from and availability under the Term Loan and Revolving  Credit Facility have been primarily  utilized during the first nine months of 2005 in the following  areas:  (i) $10.8 million was  used  to pay  off  amounts  previously  borrowed  under  the  Palco  Credit
Agreement;   (ii)   approximately  $  6.2  million  was  used  to  fund  capital expenditures related to Palco's new state-of-the-art sawmill; (iii) $9.9 million was used as collateral to secure Palco's workers compensation liabilities;  (iv)
$13.5 million was used to build log inventory levels;  and (v) the remainder was used to pay advisor fees and to fund working capital shortfalls. Palco's ability to generate  sufficient  liquidity to fund its short term  liquidity  needs will
depend  upon  many  factors,   including  Palco's  ability  to  achieve  planned
production rates at its new sawmill.  While production levels at the new sawmill continue to improve,  the new sawmill is not yet  operating at planned  capacity and is not expected to achieve  planned  production  rates for the  remainder of
2005. Accordingly,  additional liquidity will be needed at Palco to fund working capital  requirements in 2005 and 2006, but there can be no assurance that Palco will be able to secure additional liquidity. In the event that Palco were unable to secure  the  necessary  liquidity,  it would be forced to take  extraordinary actions,  which  may  include:  further  reducing  expenditures  by  laying  off employees and shutting down various  operations and seeking protection by filing under the Bankruptcy Code.

     On April 21,  2005,  Moody's  lowered  its  ratings on the Class A-1 Timber
Notes  from Baa2 to Ba3;  the Class A-2  Timber  Notes  from Baa3 to B1; and the
Class A-3 Timber Notes from Bal to B1. On June 20, 2005, Moody's further lowered its ratings on all classes of the Timber  Notes to Caal.  S&P  announced  on
April 7, 2005,  that it had lowered  Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005). As a result of the S&P credit rating actions related to Palco,  Palco was  required to post a $9.9  million  letter of credit with the State of  California  to secure its workers  compensation  liabilities, which reduced  Palco's  availability  under the Revolving  Credit  Facility by a corresponding amount.

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
At December 31, 2004, the Company could have borrowed a maximum of $57.1 million under the Line of Credit, and there were $18.2 million in borrowings outstanding under the facility.  At September 30, 2005, the maximum  availability  under the
Line of Credit was $55.4 million, and borrowings outstanding were $49.5 million.

     On the note  payment  date in  January  2005,  the  Company  used the funds available  under the Line of Credit to pay all of the $28.5  million of interest due ($26.3  million net of interest  due in respect of Timber  Notes held by the
Company). The Company also repaid $17.1 million of principal on the Timber Notes
(an amount equal to Scheduled Amortization) using funds held in the SAR Account.

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

     Capital  expenditures  were $4.8  million for the first nine months of 2005 and are  estimated to be between $3.5 million and $4.1 million for the remainder of 2005  (subject  to  available  cash).  The Company  may  purchase  additional timberlands from time to time as appropriate opportunities arise.

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
Investing  and  Financing   Activities"   for  information   regarding   various
regulatory,  environmental,  litigation  and other matters which have caused and are expected to continue to cause delays in the approval of the  Company's  THPs and the  ability to harvest on THPs once they are  approved,  as well as adverse impacts on timber  harvest levels and timber  harvesting  and other costs.  Both
Palco and the Company are evaluating their liquidity alternatives.  There can be no assurance  that the Company  and/or Palco will have  sufficient  liquidity to
satisfy  their  debt  service   obligations   and  fund  their  working  capital
requirements.

     The Company has announced  that its projected  average annual harvest level over the  ten-year  period  beginning  2006 is estimated  at  approximately  100 million  board feet per year.  This harvest  level  reflects  management's  most recent  estimate of the  cumulative  impact of ongoing  regulatory  limitations, prescriptions, and other actions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in  interest  rates  primarily  under the
Line of Credit. As of September 30, 2005, there were $49.5 million in borrowings outstanding  under  all  variable  rate  facilities.  Based  on  the  amount  of borrowings  outstanding  under these  facilities  during the nine  months  ended
September 30, 2005, a 1.0% change in interest rates effective from the beginning of the year would have  resulted in an increase or decrease in interest  expense of $0.3 million.

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

     As of the end of the period covered by this report,  our management carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's management,  including our Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures.  Based on the  evaluation,  our management, including our Chief  Executive  Officer and Chief Financial  Officer,  concluded that the  Company's  disclosure  controls and  procedures  were  effective as of
September 30, 2005.

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

                    SCOTIA PACIFIC COMPANY LLC

Date: November 9, 2005         By:        /S/     GARY L.CLARK
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

CBD:  Center for Biological Diversity

CDF:  California Department of Forestry and Fire Protection

CDF Harvest Limit: Annual harvest limit established by the CDF

CDFG:  California Department of Fish and Game

CESA:  California Endangered Species Act

Company: Scotia Pacific Company LLC, a limited liability company wholly owned by
Palco

Company  Timberlands:  Approximately  204,000 acres of timberlands  owned by the
Company

Consistency  Determinations:  Documents  issued by CDFG in  February  2005 which stated that as long as Palco continues to follow the requirements of its HCP and has Federal  Permits (which were  unaffected by the EPIC  SYP/Permits  lawsuit), then Palco meets all  requirements  under CESA for the  incidental  take of coho salmon or the marbled murrelet.

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

Headwaters Agreement:  The agreement among Palco, the Company,  Salmon Creek ,
the  United  States  and  California   which  provided  the  framework  for  the
acquisition by the United States and California of the Headwaters Timberlands

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

North Coast Water Board:  California  North Coast Regional Water Quality Control
Board

Noteholders: Holders of the Timber Notes

Noteholder Committee:  An ad hoc committee of holders of the Timber Notes

Omnibus Amendment:  Amendment to Revolving  Credit  Facility and Term Loan (and
other loan documents) entered into on October 25, 2005

Option A Plan:  Plan for complying  with  California's  sustained  yield requirements, which has been approved by the CDF

Palco:  The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Companies:  The Company, Palco and Salmon Creek, collectively

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

PSLRA:  Private Securities Litigation Reform Act of 1995

Revolving Credit  Facility:  Revolving credit facility among Palco and Britt, as
Borrowers, and Credit Suisse First Boston

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

SEC:  The Securities and Exchange Commission

Services  Agreement:  Agreement  between the Company and Palco under which Palco provides  certain  operational,  management and related  services to the Company with respect to the Company Timberlands

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

Term Loan: $35.0 million term loan among Palco and Britt, as borrowers,  and the
CIT Group/Business Credit, Inc.

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