Form 10-K
SCOTIA PACIFIC CO LLC
filed 2006-03-15
CIK 1066797

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2005 Commission File Number
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

     Indicate by check mark if the Registrant is a well-known  seasoned  issuer, as defined in Rule 405 of the Securities Act.
Yes No X

     Indicate by check mark if the  Registrant  is not  required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes X No

     Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the
Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large accelerated filer      Accelerated filer          Non-accelerated filer X

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

          DOCUMENTS INCORPORATED BY REFERENCE: Not applicable.

                                TABLE OF CONTENTS

                                     Part I

Item 1.          Business......................................................
Item 1A.         Risk Factors..................................................
Item 1B.         Unresolved Staff Comments.....................................
Item 2.          Properties....................................................
Item 3.          Legal Proceedings.............................................
Item 4.          Submission of Matters to a Vote of Security Holders...........

                                    Part II

Item 5.          Market for Registrant's Common Equity, Related Stockholder
                    Matters and Issuer Purchases of Equity Securities..........
Item 6.          Selected Financial Data.......................................
Item 7.          Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.......................................
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk....
Item 8.          Financial Statements and Supplementary Data
                    Report of Independent Registered Public Accounting Firm....
                    Balance Sheets.............................................
                    Statements of Loss.........................................
                    Statements of Cash Flows...................................
                    Notes to Financial Statements..............................
Item 9.          Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.......................................
Item 9A.         Controls and Procedures.......................................
Item 9B.         Other Information.............................................

                                    Part III

Items 10-13.     Not applicable.
Item 14.         Principal Accounting Fees and Services........................

                                     Part IV

Item 15.         Exhibits and Financial Statement Schedules....................
Signatures.....................................................................
Index of Exhibits..............................................................

PART I

ITEM 1.    BUSINESS

General

     Scotia  Pacific  Company  LLC  ("Company"),  a Delaware  limited  liability company wholly owned by The Pacific Lumber Company  ("Palco"),  was organized by
Palco in May 1998 to facilitate  the sale of the Company's  6.55% Series B Class
A-1 Timber  Collateralized  Notes due 2028, ("Class A-1 Notes"),  7.11% Series B
Class A-2 Timber  Collateralized  Notes due 2028  ("Class  A-2 Notes") and 7.71%
Series B Class A-3 Timber  Collateralized  Notes due 2028  ("Class  A-3  Notes,"
together  with the Class A-1 Timber  Notes and the Class A-2 Timber  Notes,  the
"Timber Notes").  The Indenture governing the Timber Notes is referred to herein as the  "Indenture."  Palco is a wholly  owned  subsidiary  of MAXXAM Group Inc.
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

     This  Annual  Report  on Form 10-K  contains  statements  which  constitute
"forward-looking  statements"  within  the  meaning  of the  Private  Securities
Litigation Reform Act of 1995 ("PSLRA").  These statements appear in a number of places  (see  Item  1.  "Business-Harvesting  Practices"  and  "-Regulatory  and
Environmental  Factors," Item 3. "Legal  Proceedings" and Item 7.  "Management's
Discussion    and   Analysis   of   Financial    Condition    and   Results   of
Operations-Background,"  "-Results of Operations" and "-Financial  Condition and
Investing and Financing  Activities").  Such statements can be identified by the use  of  forward-looking  terminology  such  as  "believes,"  "expects,"  "may,"
"estimates,"  "should,"  "could," "plans,"  "intends,"  "projects,"  "seeks," or
"anticipates" or the negative thereof or other variations  thereon or comparable terminology,  or by discussions of strategy. Readers are cautioned that any such forward-looking  statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the  forward-looking  statements  as a result  of  various  factors.  These factors  include the  effectiveness  of  management's  strategies and decisions, general  economic and business  conditions,  developments in technology,  new or
modified  statutory,   environmental  or  regulatory  requirements,   litigation
developments,  and changing prices and market conditions. This Report identifies other  factors  which  could  cause  differences  between  such  forward-looking statements and actual  results.  No assurance can be given that these are all of the  factors  that  could  cause  actual  results  to vary  materially  from the forward-looking statements.

     The Company's operations have been significantly and adversely affected by, among other things,  the failure of the  California  North Coast  Regional Water
Quality  Control  Board  ("North  Coast  Water  Board") to release for harvest a number of the Company's  timber  harvesting plans ("THPs") even though the plans have already been  approved by the other  government  agencies  which review the
Company's  THPs and are in compliance  with its habitat  conservation  plan. See
"-Regulatory and Environmental  Factors-Water Quality" and Item 7. "Management's
Discussion    and   Analysis   of   Financial    Condition    and   Results   of
Operations-Financial Condition and Financing and Investing Activities."

Timber and Timberlands

     This  section  contains   statements   which  constitute   "forward-looking
statements"   within   the   meaning   of   the   PSLRA.   See   this   section,
"Business-General"  above  and Item 1A.  "Risk  Factors"  below  for  cautionary information with respect to such forward-looking statements.

     The Company owns, and the obligations of the Company under the Timber Notes are  secured  by,  (i)  approximately  204,000  acres  of  virtually  contiguous commercial  timberlands in Humboldt County along the northern  California  coast
("Company  Timber  Property"),  (ii) the timber and  related  harvesting  rights
("Company  Timber  Rights") with respect to an additional  approximately  12,200 acres of  timberlands  that are owned by Palco and Salmon  Creek,  (iii) certain computer  hardware  and  software,  including a  geographic  information  system
("GIS")  containing  information on numerous aspects of these timber properties, including  timber type, site  productivity  class,  wildlife and botanical data, geological information,  roads, rivers and streams (subject to certain rights of concurrent use by Palco) and (iv) certain other assets. Substantially all of the
Company's  assets are pledged as security for the Timber Notes.  The timberlands owned by the Company and the  timberlands  subject to the Company  Timber Rights are  hereinafter  collectively  referred to as the  "Company  Timberlands."  The timber  located on the Company  Timberlands  is  hereinafter  referred to as the
"Company Timber."

     Timber generally is categorized by species and the age of a tree when it is harvested. "Old growth" trees are often defined as trees which have been growing for  approximately  200 years or longer,  and "young  growth"or  "second growth"
trees are those  which have been  growing  for less than 200  years.  The forest products  industry  grades  lumber into  various  classifications  according  to quality.  The two broad  categories  into  which all  grades  fall  based on the
absence  or  presence  of  knots  are  called   "upper"  and  "common"   grades,
respectively.  Old growth trees have a higher  percentage  of upper grade lumber than young growth trees.

     The Company Timber is comprised of redwood,  Douglas-fir  and other conifer timber. The Company's conifers consist (by volume) of approximately 66% redwood,
30% Douglas-fir, and 4% other conifer timber.

     Redwood  is  commercially  available  only  along  the  northern  coast  of
California  and possesses  certain unique  characteristics  that permit it to be sold at a premium to many other wood products.  Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability  and  innate  resistance  to decay,  insects  and  chemicals.  Typical applications  include exterior siding,  trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and
other  specialty  applications.   Redwood  also  has  a  variety  of  industrial
applications  because of its chemical  resistance and because it does not impart any taste or odor to liquids or solids.

     Upper grade redwood lumber, which is derived primarily from larger diameter logs and is characterized by an absence of knots and other defects, little to no sapwood,  and a tighter grain,  is used  primarily in  distinctive  interior and exterior  applications.  Common  grade  redwood  lumber  has  many  of the  same aesthetic  and  structural  qualities  of redwood  uppers,  but has some  knots, sapwood  and a coarser  grain.  Such lumber is  commonly  used for  construction purposes, including outdoor structures such as decks and fencing.

     Douglas-fir  lumber  is  used  primarily  for  new  construction  and  some decorative purposes and is widely recognized for its strength,  hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of
North America and in Chile and New Zealand.  Upper grade  Douglas-fir  lumber is
derived  primarily  from  larger  diameter   Douglas-fir   timber  and  is  used
principally in finished carpentry applications.  Common grade Douglas-fir lumber is  used  for a  variety  of  general  construction  purposes  and  is  somewhat interchangeable  with common  grades of other  whitewood  species,  although the strength of Douglas-fir makes it more desirable in certain applications.

     The Company and Palco engage in extensive efforts to supplement the natural regeneration  of timber  and  increase  the  amount  of  timber  on the  Company
Timberlands.  The  Company  and Palco are  required  to comply  with  California forestry regulations  regarding  reforestation,  which generally require that an area be reforested to specified  standards within an established period of time.
Palco's  regeneration  efforts are required by, and  conducted  pursuant to, the
Services  Agreement  described below (see "-Operation of Company  Timberlands").
Reforestation  of redwood  timber  generally  is  accomplished  through  redwood sprouts from the stumps of harvested trees and the planting of redwood seedlings at levels designed to optimize growth.  Douglas-fir timber is regenerated almost entirely  by  planting  seedlings.  During  2005,  Palco  planted  an  estimated
1,350,000 redwood and Douglas-fir seedlings on the Company Timberlands.

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

     The Company and Palco are also subject to federal and state laws  providing for the  protection  and  conservation  of  wildlife  species  which  have  been designated  as  endangered  or  threatened,  certain  of which  are found on the
Company  Timberlands.  These laws generally  prohibit certain adverse impacts on such species  (referred to as a "take"),  except for incidental  take which does not jeopardize the continued  existence of the affected  species and occurs as a result of operations that comply with an approved habitat  conservation plan and related incidental take permit. A habitat  conservation plan analyzes the impact of the incidental take and specifies measures to monitor,  minimize and mitigate such  impact.  As  part  of  the  Headwaters  Agreement  (see  "-Regulatory  and
Environmental  Factors-Environmental  Plans"), the federal and state governments approved  a  sustained  yield plan  ("SYP")  and a  comprehensive  multi-species
habitat   conservation   plan   ("HCP"),   and   together   with  the  SYP,  the
("Environmental   Plans")  in  respect  of  substantially  all  of  the  Company
Timberlands.

     In  connection  with two lawsuits  filed  against the Company and Palco,  a
California  trial court  invalidated  the SYP and the  incidental  take  permits issued by California in connection  with the  Environmental  Plans  ("California
Permits").  However,  Palco  appealed this  decision,  and in December 2005, the
appeals  court   reversed  the  trial  court's   ruling.   See  Item  3.  "Legal
Proceedings."  for further  information  regarding  this matter.  As a result of these cases,  the Company from October 2002 until March 2005 obtained review and approval of its THPs under an  alternative  procedure in the  California  forest practice rules known as "Option C." Option C is available to landowners who have submitted  an Option A plan to the CDF for  review  (as was done by  Palco).  An approved  Option A plan is an alternative  to obtaining  approval of a sustained yield plan.  Palco's  Option A plan ("Option A Plan") was approved by the CDF in
March 2005.  The Company is  currently  relying upon its Option A Plan to obtain
THP approvals, and will likely continue to do so in the future.

Operation of Company Timberlands

     The Company, Palco, and Salmon Creek (collectively,  the "Palco Companies")
are parties to several  agreements  between or among  themselves,  including the
Master  Purchase  Agreement,  the Services  Agreement,  and Additional  Services
Agreement, a Reciprocal Rights Agreement,  and an Environmental  Indemnification
Agreement (see below).

     The Company's  foresters,  wildlife and fisheries  biologists,  geologists, botanists and other personnel provide a number of forest stewardship techniques, including protecting the Company Timber from forest fires, erosion,  insects and
other  damage,  overseeing  reforestation   activities,   and  implementing  and
monitoring environmental and regulatory compliance. The Company's personnel also prepare  THPs and  maintain  and update the  information  contained  in GIS. See
"-Harvesting  Practices"  below for a description  of the Company's GIS updating process and the THP preparation process.

     The Company is a party with Palco to a master purchase  agreement  ("Master
Purchase  Agreement") which governs the sale to Palco of logs harvested from the
Company  Timberlands.  As Palco purchases logs from the Company  pursuant to the
Master  Purchase  Agreement,  Palco  is  responsible,  at its own  expense,  for harvesting  and removing the standing  Company  Timber covered by approved THPs, with the purchase  price being based upon  "stumpage  prices." Title to, and the obligation  to pay  for,  harvested  logs  passes  to  Palco  once  the logs are measured.  The Master Purchase Agreement  contemplates that all sales of logs by the Company to Palco will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase Agreement provides that if the  purchase  price  equals or  exceeds  the SBE  Price  (see  below)  and a structuring  price set forth in a schedule to the Indenture,  the purchase price is deemed to be at fair market  value.  If the purchase  price equals or exceeds the SBE  Price,  but is less than the  structuring  price,  then the  Company is required  to engage an  independent  forestry  consultant  to  confirm  that the purchase  price  reflects  fair  market  value.  "SBE  Price" is the  applicable stumpage price for each species of timber and category  thereof  pursuant to the most recent "Harvest Value Schedule" (or any successor publication) published by the California State Board of Equalization (or any successor agency)  applicable to the timber sold during the applicable period.

     Harvest  Value  Schedules  are  published  twice  a year  for  purposes  of computing a yield tax imposed on timber harvested between January 1 through June
30 and July 1 through December 31. SBE Prices are not necessarily representative of actual  prices that would be realized  from  unrelated  parties at subsequent dates.  See also Item 7.  "Management's  Discussion  and  Analysis of  Financial
Condition  and  Results  of  Operations-Results   of   Operations-General-Master
Purchase  Agreement  Provisions"  and  "-Financial  Condition  and Investing and
Financing Activities."

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
However,  the timing and amount of log purchases by Palco is affected by factors outside the  control of the  Company,  including  regulatory  and  environmental factors,  the financial condition of Palco, and the supply and demand for lumber products  (which,  in  turn,  will  be  influenced  by  demand  in the  housing, construction and remodeling  industries).  See Item 7. "Management's  Discussion
and  Analysis  of  Financial  Condition  and  Results  of   Operations-Financial
Condition  and  Financing  and  Investing  Activities"  for recent  developments regarding  Palco's financial  condition and "-Financial  Condition and Financing and Investing  Activities-Timber  Note  Payments" for a description  of a recent
Lump Sum Sale of certain Company Timber by the Company to MGI.

     The Company relies on Palco to provide a number of operational,  management and related  services  not  performed by its own  employees  with respect to the
Company  Timberlands  pursuant to a services agreement  ("Services  Agreement").
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

     Palco is required to provide all services under the Services Agreement in a manner consistent in all material respects with prudent business practices which are  consistent  with  then-current  applicable  industry  standards  and are in compliance in all material respects with all applicable timber laws. The Company pays Palco a services fee ("Services Fee") which is adjusted annually based on a specified  government  price index relating to wood  products.  The Company also reimburses  Palco for the cost of constructing,  rehabilitating  and maintaining roads,  and  performing  reforestation  services,  on the  Company  Timberlands.
Certain of such  reimbursable  expenses vary in relation to the amount of timber to be harvested in any given period.

     The Company is required to provide certain services to Palco pursuant to an additional services agreement ("Additional Services Agreement").  These services include (i) assisting  Palco in operating,  maintaining  and  harvesting its own timber properties, (ii) updating and providing access to the GIS with respect to information  concerning  Palco's own timber properties and (iii) assisting Palco with its statutory and regulatory compliance.  The Additional Services Agreement provides that Palco shall pay the Company a fee for such  services  equal to the
Company's  actual cost of providing such  services,  as determined in accordance with accounting principles generally accepted in the United States.

     The Palco  Companies  are also  parties to a  reciprocal  rights  agreement
("Reciprocal  Rights Agreement")  whereby,  among other things, the parties have granted to each other certain  reciprocal  rights of egress and ingress  through their respective  properties in connection with the operation and maintenance of such properties and their respective  businesses.  In addition,  the Company and
Palco are parties to an environmental  indemnification agreement ("Environmental
Indemnification Agreement"), pursuant to which Palco has agreed to indemnify the
Company from and against  certain  present and future  liabilities  arising with respect to hazardous  materials,  hazardous materials  contamination or disposal sites, or under environmental laws with respect to the Company  Timberlands.  In particular,  Palco is liable with respect to any contamination which occurred on the Company Timberlands prior to the date of their transfer to the Company.

Harvesting Practices

     This  section  contains   statements   which  constitute   "forward-looking
statements"   within   the   meaning   of   the   PSLRA.   See   this   section,
"Business-General"  above  and Item 1A.  "Risk  Factors"  below  for  cautionary information with respect to such forward-looking statements.

     The  ability  to  harvest  Company  Timber  depends  in large part upon the ability  to  obtain  regulatory  approval  of  THPs  prepared  by the  Company's foresters. Prior to harvesting timber in California,  companies are obligated to obtain the CDF's approval of a detailed THP for the area to be harvested.  A THP must be  submitted  by a  Registered  Professional  Forester  and is required to include  information  regarding the method of proposed  timber  operations for a specified  area,  whether the  operations  will have any  adverse  impact on the environment  and, if so, the  mitigation  measures to be used to reduce any such impact.  The CDF's evaluation of THPs  incorporates  review and analysis of such
THPs by several  California and federal  agencies and public  comments  received with respect to such THPs.  The number of the  Company's  approved  THPs and the amount of timber  covered by such THPs varies  significantly  from time to time, depending upon the timing of agency review and other factors.  Timber covered by an approved THP is typically  harvested  within a one-year  period from the date that harvesting first begins.

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
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations-Financial Condition and Investing and Financing Activities" regarding delays by the North  Coast Water Board in  releasing  already-approved  THPs for harvest.  Also see  "-Regulatory and  Environmental  Factors" and Item 3. "Legal
Proceedings-Timber   Harvesting  Litigation"  for  various  legal,   regulatory,
environmental and other challenges being faced by the Company in connection with timber harvesting and other operations on the Company Timberlands.

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

Employees

     As of March 1, 2006,  the  Company  employed  85  persons,  77 of whom were
Registered   Professional   Foresters,   geologists,   wildlife  and   fisheries
biologists,  botanists or otherwise  involved in the  management  of the Company
Timberlands.  None  of the  Company's  employees  are  covered  by a  collective bargaining agreement.

Principal Executive Offices

     The  principal  executive  offices of the  Company  are located at 125 Main
Street, 2nd Floor, P.O. Box 712, Scotia,  California 95565. The telephone number of the Company is (707) 764-2330.

Regulatory and Environmental Factors

     This  section  contains   statements   which  constitute   "forward-looking
statements"   within   the   meaning   of   the   PSLRA.   See   this   section,
"Business-General"  above  and Item 1A.  "Risk  Factors"  below  for  cautionary information with respect to such forward-looking statements.

     General
     The  businesses  of the  Company  and Palco  are  subject  to a variety  of
California and federal laws and  regulations,  as well as the HCP,  dealing with timber harvesting  practices,  threatened and endangered species and habitat for such  species,  and air  and  water  quality.  Compliance  with  such  laws  and regulations  also plays a  significant  role in these  Companies  business.  The
California Forest Practice Act ("Forest  Practice Act") and related  regulations adopted by the  California  Board of Forestry  and Fire  Protection  ("BOF") set
forth detailed  requirements for the conduct of timber harvesting  operations in
California.  These  requirements  include the obligation of timber  companies to obtain regulatory approval of detailed THPs containing  information with respect to areas proposed to be harvested. See "-Harvesting Practices" above. California law also requires large timberland owners, including the Company, to demonstrate that their proposed timber  operations  will not exceed the maximum  sustainable production of their timberlands over time. See "-Timber and Timberlands" above.

     The  federal  Endangered  Species Act  ("ESA")  and  California  Endangered
Species Act ("CESA")  provide in general for the protection and  conservation of specifically listed wildlife and plants.  These laws generally prohibit the take of certain species,  except for specifically authorized incidental take pursuant to otherwise lawful  activities which do not jeopardize the continued  existence of the  affected  species  and which  are made in  accordance  with an  approved habitat  conservation  plan and  related  incidental  take  permits.  A  habitat conservation  plan,  among other  things,  specifies  measures  to minimize  and mitigate the potential  impact of the incidental  take of species and to monitor the effects of the  activities  covered by the plan. The Company is also subject to the  California  Environmental  Quality  Act  ("CEQA"),  which  provides  for protection of the state's air and water quality and wildlife, and the California
Porter-Cologne  Water  Quality  Control Act and federal Clean Water Act ("CWA"), which  require  that the Company  conduct  its  operations  so as to  reasonably protect the water  quality of nearby  rivers and streams.  Compliance  with such laws and related  regulations and judicial and  administrative  interpretations, together  with other  regulatory  and  environmental  matters,  have resulted in substantial  restrictions  on the scope and timing of timber  operations  on the
Company Timberlands,  increased operational costs significantly,  and engendered continual litigation and other challenges to its operations.  Moreover, the cash flows of the Company have recently been adversely affected by the failure of the
North Coast Water Board to release  for  harvest  THPs which have  already  been approved by the other  government  agencies that approve the Company's THPs. See
"-Water Quality" below.

     Environmental Plans
     In March 1999, the Palco  Companies  consummated  the Headwaters  Agreement
("Headwaters Agreement") with the United States and California.  Pursuant to the agreement, approximately 5,600 acres of timberlands owned by the Palco Companies were  transferred  to the  United  States  government  in  exchange  for  (i) an aggregate of $300.0 million, (ii) approximately 7,700 acres of timberlands,  and
(iii) approval by the federal and state governments of the Environmental  Plans.
In connection with approval of the Environmental  Plans, the California  Permits
and federal  incidental take permits  ("Federal  Permits," and together with the
California  Permits,  the  "Permits"),  were  issued  with  respect  to  certain threatened, endangered and other species found on the timberlands covered by the
Environmental  Plans.  The Permits were to cover the 50-year term of the HCP and allow incidental take of 17 different species covered by the HCP, including nine species which are found on the Company  Timberlands  that have been listed under the ESA and/or the CESA.  In October  2003, a California  trial court  entered a judgment  invalidating the SYP and the California  Permits.  Palco appealed this decision  and in December  2005 the appeals  court  reversed  the trial  court's ruling.  See Item 3.  "Legal  Proceedings-Litigation"  for  further  information regarding this matter.  The agreements which implement the  Environmental  Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach by the Palco Companies of these agreements or the Environmental Plans.

     Under the HCP,  harvesting  activities  are  prohibited  or  restricted  on certain areas of the Company  Timberlands.  Some of these restrictions  continue for the entire 50-year term of the HCP. For example,  several areas  (containing substantial  quantities of timber,  including old growth redwood and Douglas-fir timber) are designated as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Harvesting in certain other areas of the Company Timberlands is currently  prohibited while these areas are evaluated for the potential risk of landslide. Further, additional areas alongside streams
have  been  designated  as  buffers,   in  which  harvesting  is  prohibited  or
restricted, to protect aquatic and riparian habitat.  Restrictions on harvest in streamside  buffers and  potential  landslide  prone areas may be adjusted up or down,  subject to certain  minimum and maximum  buffers,  based upon the ongoing watershed  analysis process  described below.  The adaptive  management  process described below may also be used to modify most of these restrictions.

     The first analysis of a watershed,  Freshwater,  was released in June 2001.
This  analysis was used by the Palco  Companies and the  government  agencies to develop proposed  harvesting  prescriptions.  Since then watershed  analysis has been completed and prescriptions approved for three additional  watersheds:  Van
Duzen in January  2004,  Lower  Eel-Eel  Delta in March  2004,  and Elk River in
November 2005. The Freshwater, Van Duzen, Lower Eel, and Elk River prescriptions each resulted in a reduction in the size of the streamside  buffers set forth in the  Environmental  Plans and also  provide  for  geologic  reviews  in order to conduct harvesting activities on some potential landslide-prone areas in lieu of no-harvest  restrictions.  This effectively reduced both constrained acreage and operational  restrictions  of the HCP in these  watersheds.  The  analysis for a fifth watershed,  Upper Eel is being submitted for agency and public review, and prescriptions for this watershed are being developed.

     The  HCP  required  the  Palco  Companies,  together  with  the  government agencies,  to  establish  a schedule  resulting  in  completion  of the  initial watershed analysis process for all covered lands within five years. However, due largely to the number of agencies  involved and the depth and  complexity of the analyses,  the  process  has  required  more time than  originally  anticipated.
Accordingly,  the Palco Companies continue to work with the government  agencies to establish  appropriate  timelines and to streamline watershed analyses on the remaining  portions of Company  Timberlands to ensure that such studies are time and cost  efficient  and  continue to provide  scientific  results  necessary to evaluate  potential  changes to the harvesting  restrictions on those lands. The
Palco  Companies  have  received an extension to March 2007 of the time in which the watershed analysis process must be completed.

     The HCP contains an adaptive management provision, which both the state and federal governments have clarified will be implemented on a timely and efficient basis, and in a manner which will be both  biologically and economically  sound.
This provision  allows the Palco Companies to propose changes to many of the HCP prescriptions  based  on,  among  other  things,  economic  considerations.  The
regulatory   agencies  have  also  clarified  that  in  applying  this  adaptive management  provision,  to the extent the changes  proposed do not result in the jeopardy of a particular  species,  the  regulatory  agencies  will consider the practicality  of  the  suggested  changes,  including  the  cost,  and  economic feasibility and viability. The Palco Companies and the agencies have implemented various  adaptive  management  changes related to wildlife and rare plants,  and
other  changes  relating  to  roads  and  streamside  buffers.   These  adaptive
management changes have increased the ability to conduct  harvesting  operations and/or  reduce  operating  costs while  still  meeting  the  obligations  of the
Environmental Plans.

     The HCP imposes certain restrictions on the use of roads on the timberlands covered by the HCP during  several  months of the year and during periods of wet weather.  However,  Palco has  conducted,  and expects to be able to continue to conduct,  some harvesting  during these periods.  An adaptive  management change
(see above) approved in 2003 for the road  restrictions has improved the ability to  construct  and  use  roads  on the  Company  Timberlands  in ways  that  are consistent  with the  operational  needs of the  Palco  Companies.  The HCP also requires that 75 miles of roads be stormproofed  (i.e.,  reconstructed to reduce sediment  generation)  on an annual basis and that  certain  other roads must be improved or repaired.  The nature of this work  requires that it be performed in the dry  periods  of the  year.  To date,  over 465  miles  of roads  have  been stormproofed consistent with the HCP schedule.

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

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow  within the  Company  Timberlands.  On the  Company  Timberlands,  the
relevant  contaminant  is  simple  sediment  - dust,  dirt and  gravel - that is abundant  in  watercourses  largely as a function of the area's  normally  heavy rainfall  and soil that  erodes  easily.  The  Company  expects  the  process of establishing  TMDLs to continue  into 2010. In December  1999,  the EPA issued a report dealing with TMDLs on two of the nine watercourses.  The agency indicated
that the  requirements  under the HCP would  significantly  address the sediment issues that  resulted in TMDL  requirements  for these  watercourses.  The North
Coast Water Board has begun the process of  establishing  the TMDL  requirements applicable to two other watercourses on the Company Timberlands, with a targeted completion  of 2007 for these two  watercourses.  The Company's  scientists  are actively  working  with North Coast Water Board staff to ensure that these TMDLs recognize and incorporate the environmental  protection measures of the HCP. The final TMDL  requirements  applicable to the Company Timber  Property may require aquatic  protection  measures that are different from or in addition to those in the HCP or that result from the  prescriptions  to be developed  pursuant to the watershed analysis process provided for in the HCP.

     For each of the winter  periods since 2002, the Company and Palco have been required to submit reports on sediment  discharges and erosion control practices to the North Coast Water Board in order to conduct winter harvesting  operations in the  Freshwater  and Elk  River  watersheds.  After  consideration  of  these reports, the North Coast Water Board imposed requirements on the Palco Companies to  implement  additional  mitigation  and erosion  control  practices  in these watersheds  for each of these winter  operating  periods.  The North Coast Water
Board has also  extended the  requirements  for certain  mitigation  and erosion control practices in three additional watersheds (Bear, Jordan and Stitz Creek).
The Palco Companies and the North Coast Water Board are currently in discussions to determine  what these measures will be. The  requirements  imposed to date by the North  Coast  Water  Board have  significantly  increased  operating  costs;
additional  requirements  imposed in the future could further increase costs and cause additional delays in THP approvals.

     The North Coast Water Board has also issued a clean up and abatement  order for the Elk River  watershed  ("Elk River Order"),  which is aimed at addressing existing  sediment  production  sites through clean up actions.  The North Coast
Water Board has also  initiated the process which could result in similar orders for the  Freshwater  and Bear Creek  watersheds,  and is  contemplating  similar actions  for the  Jordan and Stitz  Creek  watersheds.  The Elk River  Order has resulted in  increased  costs to Palco that could extend over a number of years.
Additional orders in other watersheds  (should they be issued),  may also result in further cost  increases.  Palco's  appeal of the Elk River Order to the State
Water  Resources  Control  Board  ("State  Water  Board") was denied.  Palco has appealed the decision of the State Water Board in state court, but has held such appeal in abeyance until a decision was reached by the California  Supreme Court on the THP No.  520  lawsuit  (see  Item 3.  "Legal  Proceedings-Timber  Harvest
Litigation").  Now that the  California  Supreme  Court has  reached a decision,
Palco is in the  process of  considering  whether or not to pursue its appeal of the Elk River Order.

     The  North  Coast  Water  Board in  December  2003  directed  its  staff to formulate  WWDRs for the  Freshwater  and Elk River  watersheds  on the  Company
Timberlands.  As harvesting activities on the Company Timberlands cannot readily be moved  between  watersheds  due to,  among  other  things,  historic  harvest patterns,  adjacency restrictions,  and the age classes of trees, development of
WWDRs and the other matters  described  herein are expected to result in reduced harvest  levels in the  future.  The staff of the North  Coast  Water  Board has circulated  for public review and comment draft WWDRs for the Freshwater and Elk
River watersheds.  If these draft WWDRs are approved in their current form there would  likely be a  significant  adverse  impact on current  and future  harvest levels.

     As WWDRs had not been formulated, the North Coast Water Board for some time failed to release  for harvest a number of the  Company's  THPs that had already been  approved by the other  governmental  agencies  which approve the Company's
THPs. In February  2005,  the Executive  Officer of the staff of the North Coast
Water Board  released  sufficient  THPs to allow the harvest of up to 50% of the harvest  limit  established  by the CDF for these two  watersheds  ("CDF Harvest
Limit").  On March 16, 2005,  the North Coast Water Board ordered the enrollment of additional  THPs that would allow the harvest of up to 75% of the CDF Harvest
Limit  for  these two  watersheds.  Third  parties  subsequently  appealed  this decision to the State Water Board. On June 16, 2005, the State Water Board heard this appeal and rendered a decision  ("State Water Board Order"),  which had the effect  of  disallowing  further  harvesting  on the  additional  25% of the CDF
Harvest  Limit  approved by the North Coast Water Board on March 16,  2005.  The
State  Water  Board's  decision  also  has the  effect  of  disallowing  further harvesting  in the  Freshwater  and Elk River  watersheds  until WWDRs for these watersheds are adopted by the North Coast Water Board.

     On July 14,  2005,  Palco  and The  Company  filed an action  entitled  The
Pacific Lumber Company and Scotia Pacific  Company LLC v. State Water  Resources
Control  Board,  et al. in (No.  CV050516)  in Humboldt  County  Superior  Court
("State  Water  Board  action")  appealing  the State  Water  Board  Order.  The companies'  appeal  requested  both a stay of the State  Water Board Order and a writ of mandate  seeking  reversal of the State Water Board  Order.  Following a
December 8, 2005, hearing on the companies' requests, the state court denied the request for a stay,  but granted a hearing on the request for a writ of mandate.
A hearing on the writ of mandate  was held on February 6, 2006 and Palco and the
Company await the court's decision.

     On September 2, 2005, the North Coast Water Board set hearings on the draft
WWDRs for September 14 and 15, 2005. On September 9, 2005, Palco and the Company
filed a petition in California  state court seeking an order  mandating that the
North Coast Water Board not take any further action on the proposed  WWDRs.  The petition alleged defects in the proposed WWDRs and the North Coast Water Board's hearing procedures.  Palco and the Company requested a preliminary injunction to prevent the North Coast Water Board from taking any further  action  until their petition is heard.  The Court  denied the  preliminary  injunctions  following a hearing on November 9, 2005,  and Palco and the Company  subsequently  dismissed the case.

     On February 17, 2006, the North Coast Water Board held a status  conference to  determine  a  timetable  for  consideration  and  approval  of  WWDRs in the
Freshwater and Elk River  watersheds.  Although a formal  timetable has not been published,  it appears  likely that WWDRs will not be approved  before May 2006.
Such a timetable would further reduce 2006 harvest levels.

     Effective  January 1, 2004,  California  Senate Bill 810 provides  regional water quality control boards with additional  authority  related to the approval of THPs on land within  impaired  watersheds.  The Company is  uncertain  of the operational and financial  effects which will ultimately result from Senate Bill
810;  however,  because  substantially all rivers and waterbodies on the Company
Timber Property are classified as sediment-impaired,  implementation of this law could result in additional delays in obtaining  approvals of THPs, lower harvest levels and  increased  costs and  additional  protection  measures  beyond those contained  in the  HCP.  Also see the  description  of the THP No.  520  lawsuit described in Item 3. "Legal Proceedings-Timber Harvest Litigation.".

     Impact of Future Legislation
     Laws,   regulations  and  related  judicial  decisions  and  administrative interpretations  dealing with the Company's  business are subject to change, and new laws and  regulations  are frequently  introduced  concerning the California timber  industry.  From time to time,  bills are  introduced  in the  California legislature  and the U.S.  Congress which relate to the business of the Company, including the  protection and  acquisition of old growth and other  timberlands, threatened  and  endangered  species,  environmental  protection,  air and water quality and the restriction,  regulation and administration of timber harvesting practices.  In addition  to  existing  and  possible  new or modified  statutory enactments,  regulatory  requirements and administrative and legal actions,  the
California  timber  industry  remains  subject to potential  California or local ballot  initiatives,  and federal and California  judicial decisions which could affect timber harvesting  practices.  It is not possible to assess the effect of such future legislative, judicial and administrative developments on the Company or its business.

     Timber Operators License
     In order to conduct logging  operations,  road building,  stormproofing and certain other activities, a company must obtain a Timber Operator's License from the CDF. In December  2005,  Palco was granted a Timber  Operator's  License for
2006-2007.

ITEM 1A. RISK FACTORS

     Risks Related to Our Liquidity and Capital Resources

     We are highly leveraged and our debt service requirements are substantial.

     As  of  December  31,  2005,  our  indebtedness   totaled  $774.4  million,
consisting of approximately  $743.1 million principal amount of Timber Notes and approximately $31.3 million aggregate principal amount of indebtedness under our
Line of Credit ("Line of Credit").  Our annual  interest  payments on its Timber
Notes are approximately $54.0 million.

     Our annual cash flows from  operations  are  expected  to be  substantially below the minimum levels necessary to satisfy our debt service  obligations over at least the next several years.

     We  expect  that  our cash  flows  from  operations,  together  with  funds available  under the Line of  Credit,  will be  insufficient,  by a  substantial amount,  to pay the  interest  on the  Timber  Notes  due on the July 20,  2006, payment date. We also expects to incur principal and interest  shortfalls for at least the next several  years.  Failure to pay interest on the Timber Notes when due would constitute an event of default under the Indenture.

     If our efforts to address its  liquidity  issues are  unsuccessful,  we may default on interest payments on the Timber Notes.

     To avoid  defaulting  on  interest  payments on our Timber  Notes,  we must successfully  implement  one or more  strategies  beyond the ordinary  course of business, such as the following:

     o    Restructure   the  Timber  Notes  to  decrease  our  minimum   payment
          obligations.  In 2005, we devoted considerable resources in an attempt to restructure the Timber Notes. Those efforts were unsuccessful,  and we do  not  currently  expect  to  restructure  our  required  minimum payments on the Timber Notes through  negotiations with holders of the
          Timber Notes.

     o    Obtain  significant  regulatory relief and  accommodations in order to increase our harvest  levels and ease our  regulatory  costs.  Various regulatory actions have  substantially  reduced our timber harvest and increased our costs,  reducing cash flows from operations.  We may not be able to obtain any significant regulatory relief or accommodations.

     o    Further reduce our expenditures,  by laying off employees and shutting down operations.  We have already eliminated a substantial  portion of the personnel and  operations we believe can be eliminated  consistent with performing our obligations under the Indenture and otherwise.  As a result,  we have very limited  capacity to further reduce  operating costs.

     o    Avoid incurring new liquidity,  cash flow or operational problems as a result of  regulatory,  litigation  or other  developments.  We cannot control or predict the results of its pending, or potential additional future, regulatory and litigation proceedings and matters.

     o    Seek and obtain other timely sources of liquidity,  such as from asset
          sales.   Our  efforts  to  seek  other  sources  of  liquidity,   most
          importantly  through our Company Land Sale Program (as defined in Item
          7.  "Management's  Discussion and Analysis of Financial  Condition and
          Results of Operations-Financial  Condition and Investing and Financing
          Activities-Liquidity  Issues."),  may not be  completed  in time or at sufficient  levels to enable us to generate the cash required in order to avoid  defaulting  on the  Timber  Notes  and the  Line of  Credit.
          Regulatory  approvals will be required in connection  with our Company
          Land Sale Program, and these approvals may not be timely received.

     If our efforts to increase our cash flow are  unsuccessful or untimely,  we may  default on the Timber  Notes and the Line of Credit or seek  protection  by filing under the U.S.  Bankruptcy Code  ("Bankruptcy  Code"). In that event, all principal,  interest  and other  amounts  related to the Timber Notes may become immediately due and payable and the Line of Credit debt may also be accelerated.
If these accelerations  occur, the trustee for the Timber Notes may exercise all rights under the Indenture and related security  documents,  including  applying funds to pay  accelerated  amounts,  and selling  the  Company  Timber and other assets and using the proceeds to pay accelerated amounts

     Amounts  on  deposit  in the  SAR  Account  may not be  sufficient  to fund anticipated Timber Notes amortization in January 2007.

     Amounts on deposit in the SAR Account are used on each Timber Notes payment date, as needed,  to make principal  payments on the Timber Notes  sufficient to reduce  outstanding  principal  to an  amount  specified  by the  Indenture.  We anticipate that the amount needed to reduce the principal of the Timber Notes to the specified amount on the January 20, 2007,  Timber Notes payment date will be approximately  $21.7 million.  We project that the SAR Account will at that time contain  approximately  $8.0 million,  together with the amount of cash, if any, realized by that date from sale of the approximately $55.4 million (face amount)
of Timber Notes held in the SAR Account (at December  31,  2005).  We may not be
able to sell these Timber Notes by January 2007 because, among other things, the
Timber Notes are thinly  traded  instruments.  Even if we are able to sell these
Timber Notes, the net proceeds are currently  expected to be significantly  less than their face amount.  If the amount on deposit in the SAR Account on a Timber
Notes payment date is less than what is needed to reduce  outstanding  principal to the amount  specified by the Indenture,  only the lesser amount on deposit in the SAR  Account is  required  to be paid as a  principal  payment on the Timber
Notes.

     Our  high  level  of  debt  could   similarly   have   important   negative
consequences, including:

     o    limiting our ability to use operating  cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our debt;
     o    increasing our  vulnerability to general adverse economic and industry
          conditions;   and
     o    limiting our ability to respond to adverse  government  regulation and litigation developments.

     Any of  these or other  factors  could  further  exacerbate  our  liquidity difficulties.

     We may not be able to sell our logs to third parties.

     Although it is currently  contemplated that all or substantially all of our revenues will be derived from the sale of logs to Palco,  should Palco be unable to continue to purchase all of our logs due to its financial  difficulties  (see below), we would need to seek third party purchasers. Such purchasers may not be
available  or,  if  available,   such  purchasers  may  not  acquire  sufficient
quantities of logs on terms that would allow us to generate cash flow sufficient to fund our cash needs, including amounts due in respect of the Timber Notes.

     Risks Related to Palco's Liquidity and Capital Resources

     Palco is  highly  leveraged  and is  currently  in  default  under its debt facilities.

     Palco,  from whom the Company  currently  derives  substantially all of its revenue,  is highly leveraged.  Moreover,  due to financial  covenant  breaches,
Palco and Britt are  currently  in default  under their $35.0  million term loan agreement  ("Palco Term Loan") and their $30.0 million revolving credit facility
("Palco  Revolving  Credit  Facility").  Palco and Britt may be unable to obtain waivers of these defaults from the lenders under the two  facilities,  which are secured  by a security  interest  in the stock of Palco held by MGI and liens on substantially  all of the assets of Palco and Britt,  except for Palco's  equity interest in us. Without  waivers of these  defaults,  the lenders may exercise a variety of rights and remedies,  such as reducing the amount of funds  available for borrowing under the Palco Revolving  Credit  Facility,  declaring any or all loans and other  amounts owed under the Palco Term Loan and the Palco  Revolving
Credit Facility to be immediately due and payable,  and exercising all rights to collateral.

     Palco may be  adversely  affected  by an  inability  to  obtain  additional liquidity or timely complete asset sales.

     In an effort to reduce its  overall  debt load,  Palco is in the process of marketing  certain assets ("Palco Asset Sale Program") and seeking other sources of liquidity.  Palco may not be able to obtain additional  liquidity and may not be able to timely  complete the Palco Asset Sale Program.  Regulatory  approvals required to complete  the program  could  delay  receipt of  liquidity  from the program.

     Palco's  high  levels  of  debt  and  covenant  restrictions  increase  the difficulty of operating its business.

     Palco's high level of debt and covenant  restrictions  under the Palco Term
Loan and Palco  Revolving  Credit  Facility  could have a variety  of  important negative consequences, including:

     o    limiting  Palco's  ability to borrow  additional  amounts  for working capital, capital expenditures, debt service requirements, execution of its operating strategies or other purposes;
     o    increasing  Palco's  vulnerability  to general  adverse  economic  and industry conditions;
     o    limiting Palco's ability to capitalize on business opportunities, such as purchasing  additional log inventories  from third parties,  and to react to competitive  pressures and adverse government  regulation and litigation developments; and
     o    limiting  Palco's  ability,  or  increasing  the costs,  to  refinance indebtedness.

     Palco's need to purchase third party logs will increase its working capital requirements

     Palco  expects  that it will in the  future be  required  to  increase  the percentage of logs it purchases from third parties.  These  purchases may not be available,  or  may be  available  on  terms  that  are  not  acceptable  or are significantly  adverse to Palco.  Palco's  working  capital  needs are likely to increase  substantially  during 2006 and beyond to accommodate  these  increased purchases of third party logs.  Palco may not be able to obtain this  additional working capital, given its liquidity problems.

Risks Related to Regulatory Matters

     Regulatory  and  legislative  actions  have the power to limit our  harvest levels and require us and Palco to incur additional costs and have other adverse consequences.

     The following  regulatory and legislative  actions,  among others,  are now having, or have the potential to have, material adverse impacts on us and Palco:

     o    The North Coast Water Board has failed to release for harvest a number of  our  previously-approved  THPs,  reducing  current  and  projected harvest  levels  significantly.  Continued  failure of the North Coast
          Water  Board to release  THPs for harvest  would  worsen the cash flow difficulties of us and Palco.

     o    The final TMDL requirements  applicable to the Company Timber Property may require aquatic protection  measures that are different from or in addition  to  those  in the  HCP or that  result  from  the  watershed analysis  process  provided  for in the HCP.  These  requirements  may further reduce our cash flows and those of Palco.

     o    The North Coast Water Board has issued the Elk River  Order,  which is aimed at addressing  existing sediment  production sites through clean up actions in the Elk River  watershed,  and has initiated the process which could  result in similar  orders for other  watersheds.  The Elk
          River Order has resulted in  increased  costs that could extend over a number of years, and additional orders for other watersheds could have similar effects.

     o    The North  Coast  Water  Board has  imposed  requirements  for certain mitigation and erosion control practices in several  watersheds within the Company Timber  Property.  The  requirements  imposed to date have
          significantly   increased  operating  costs.  Additional  requirements
          imposed in the future could further increase costs and cause delays in
          THP  approvals.

     o    The staff of the North  Coast Water  Board has  circulated  for public review  and  comment  draft  WWDRs  for the  Freshwater  and Elk River watersheds.  If these draft WWDRs are approved in their  current form, there  would  likely be a further  significant  adverse  impact on our current  and  future  harvest  levels  and the cash  flows of both the
          Company and Palco.

     o    We are uncertain of the  operational  and financial  effects that will ultimately  result from Senate  Bill 810.  Implementation  of this law could, however, result in delays in obtaining approvals of THPs, lower harvest levels and increased costs and additional  protection measures beyond those contained in the HCP.

     o    The designation of a species as endangered or threatened under the ESA or the  CESA can  significantly  reduce  our  harvest  levels  if that species  inhabits the Company  Timber or if the habitat of the Company
          Timber is deemed  favorable  to the  species.  While the HCP covers 17 different  species,  it is possible that  additional  species could be designated as endangered or threatened under both the ESA and the CESA

     o    Laws,  regulations and related judicial  decisions and  administrative interpretations  dealing  with our  industry are subject to change and new laws and  regulations  are  frequently  introduced  concerning the
          California timber industry. From time to time, bills are introduced or ballot initiatives commenced relating to our operations.

Risks Related to Litigation

     Litigation proceedings could result in adverse effects on us.

     Both we and Palco are involved in a variety of pending  legal  proceedings.
Some of these legal  proceedings,  were they to be decided  against us or Palco, could  have an  adverse  effect  upon  us,  which  effect  could  under  certain circumstances  be  materially  adverse to our  financial  condition,  results of operations, or liquidity.  Moreover, additional legal proceedings could be filed against us or Palco,  further  increasing  litigation  costs and  subjecting the companies  to  potential  adverse  decisions.  See Item 3.  "Legal  Proceedings-
Litigation."

Risks Related to the Timber Industry

     Adverse weather  conditions  restrict Palco's ability to harvest timber and deliver logs to its log decks and customers,  adversely affecting our cash flows and those of Palco.

     Wet weather conditions  restrict Palco's ability to harvest using efficient logging methods and deliver timber.  Palco's use of inefficient logging methods, such as helicopter logging,  decreases our revenues, and increases Palco's costs and reduces its operating margins.

     The cyclical  nature of our business and Palco's  business could  adversely affect our results of operations.

     Historically,  log and lumber prices have been subject to significant price fluctuations.  The demand for logs and lumber is affected primarily by the level of new  construction  activity and, to a lesser  extent,  remodeling  and repair activity,  and other industrial uses. These activities are, in turn,  subject to fluctuations due to, among other factors:

     o    changes in domestic and international economic conditions;
     o    interest rates;
     o    population growth and changing demographics; and
     o    seasonal  weather  cycles (e.g.,  dry summers,  wet winters) and other weather driven events.

     Decreases in the level of residential  construction  activity or repair and remodeling  activity  generally  reduce  demand for logs and wood  products.  In addition,  timber  owners  generally  increase  production  volumes for logs and
products  during  favorable  price  environments.   Such  increased  production,
however,  when  coupled with  declines in demand for these  products in general, could lead to oversupply and lower prices.

     The  ability to harvest  timber may be subject to other  limitations  which could adversely affect our operations.

     In addition to the limitations  resulting from regulatory  requirements and litigation  proceedings  described  above,  there are many  factors  that  could restrict the ability to harvest the Company Timber, including:

     o    damage by fire, insect infestation, or disease;
     o    prolonged drought;
     o    flooding from the Eel River;
     o    natural disasters, such as earthquakes;
     o    timber growth  cycles;
     o    weather conditions and
     o    availability of contract loggers.

     We do not maintain insurance coverage with respect to damage to the Company
Timber.

     Competition  in the forest  products  business could  materially  adversely affect our net sales and our market share.

     Palco's business is highly  competitive,  competing  primarily on the basis of:

     o    price;
     o    service;
     o    product availability; and
     o    product quality.

     Palco's lumber products compete not only with other wood products which are
oftentimes  less  expensive  but  with  metals,   masonry,   plastic  and  other
construction   materials   made  from   non-renewable   resources.   Competitive
considerations,  such as total industry production and competitors'  pricing, as well as the price of other  construction  products,  affect the sales prices for
Palco's lumber products. Competition in the common grade redwood and Douglas-fir lumber market is intense, and Palco compete with numerous large and small lumber producers.  An increase in the amount of competition that Palco faces could have a material adverse effect on our revenues.

     The loss of key customers would reduce Palco's cash flows.

     Palco has one customer that  accounted for 16% of its revenues in 2005. The loss of key customers would adversely impact Palco's cash flows.

Other Risk Factors

     Uninsured  claims and  litigation  could  adversely  impact  our  operating results

     We have insurance coverage against a variety of operating hazards including business  interruption,  liability and other losses to the extent deemed prudent by our management and to the extent  insurance is available,  but the nature and amount  of that  insurance  may not be  sufficient  to fully  cover  liabilities arising out of pending  and future  claims and  litigation.  Our  insurance  has deductibles or self-insured retentions and contains certain coverage exclusions.
Insurance does not provide complete protection against losses and risks, and our results of  operations  would be  adversely  affected by  unexpected  claims not covered by insurance.

     We depend on our management and employees.

     Our success is largely  dependent  on the skills,  experience,  efforts and availability of our management and employees. The loss of the services of one or more members of our senior  management  or of numerous  employees  with critical skills or the  unionization of our workforce could have a negative effect on our business,  financial  conditions,  results of  operations  or growth.  Given the severe operating  problems we face, we may find it even more difficult to retain employees,  especially  in  view  of  our  remote  location  relative  to  large population centers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

     A  description  of the  Company's  properties  is  included  under  Item 1.
"Business."

ITEM 3. LEGAL PROCEEDINGS

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within  the  meaning  of the  PSLRA.  See  this  section,  Item  1.
"Business-General"  and Item 1A. "Risk Factors" above for cautionary information with respect to such forward-looking statements.

     The following  describes  certain legal proceedings in which the Company or
Palco are involved.  The Company and Palco are also involved in various  claims, lawsuits  and other  proceedings  not  discussed  herein  which relate to a wide variety of matters. Uncertainties are inherent in the final outcome of those and the  below-described  matters,  and it is presently  impossible to determine the resolution of these matters or the actual costs that ultimately may be incurred.

Timber Harvesting Litigation

     Various pending  judicial and  administrative  proceedings  could adversely affect the  ability  of the Palco  Companies  to  implement  the HCP,  implement certain  approved  THPs,  or carry out other  operations,  as  discussed  below.
Certain pending matters are described  below.  See Item 1.  "Business-Regulatory and Environmental  Factors-Water  Quality" for a description of additional legal proceedings  involving the Company.  The Services  Agreement  generally requires
Palco to  prepare  and file on  behalf  of the  Company  (at  Palco's  cost) all pleadings and motions, and otherwise  diligently pursue,  appeals of any denial, and defense of any challenge to approval,  of any THP or the Environmental Plans or similar plan or permit and related matters.

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
CV-990445).  This action alleged,  among other things, various violations of the
CESA and the CEQA, and challenged, among other things, the validity and legality of the SYP and the California Permits and sought, among other things, to prevent implementation of THPs approved in reliance upon these documents. In March 1999, a similar action,  entitled United  Steelworkers of America,  AFL-CIO,  CLC, and
Donald  Kegley v.  California  Department of Forestry and Fire  Protection,  The
Pacific Lumber Company,  Scotia Pacific Company LLC and Salmon Creek Corporation
("USWA  lawsuit"),  was filed in Humboldt County Superior Court (No.  CV-990452)
challenging the validity and legality of the SYP. The  EPIC-SYP/Permits and USWA lawsuits were consolidated for trial.

     Following  the  trial,  the  Court  in  October  2003  entered  a  judgment invalidating  the SYP and the  California  Permits and in September 2004 granted the  plaintiffs'  request for  reimbursement  of an aggregate of $5.8 million in attorneys'  fees and  other  expenses.  The  Palco  Companies  and the  State of
California  appealed both  decisions.  In December  2005,  the  appellate  court reversed the trial  court's  decision  invalidating  the SYP, and on January 11,
2006,  the  appellate  court  denied  plaintiffs'  petition for  rehearing.  The plaintiffs  have  appealed  the  appellate  court's  decision to the  California
Supreme  Court,  which has not yet indicated  whether it will review the matter.
The defendants'  appeal of the trial court's award of attorneys fee and expenses is still pending at the appellate court.

     In July  2001,  an action  entitled  Environmental  Protection  Information
Association v. Pacific Lumber,  Scotia Pacific Company LLC (No.  C01-2821)("Bear
Creek lawsuit") was filed in the U.S.  District Court for the Northern  District of  California,  and later  amended to add the EPA as a  defendant.  The lawsuit alleges that  harvesting  and other  forestry  activities  under  certain of the
Company's  approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff  asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning  timber  harvesting and road  construction  activities and is seeking to enjoin these  activities  until such permit has been obtained. The plaintiff also seeks civil penalties of up to
$27,500 per day for the alleged continued violation of the CWA. In October 2003, the Court upheld the validity of an EPA regulation  that exempts  harvesting and other forestry  activities from certain discharge  requirements.  Both state and federal agencies, along with Palco and other timber companies,  have relied upon this  regulation  for more than 25 years.  However,  the Court  interpreted  the regulation in such a way as to narrow the forestry operations that are exempted, thereby  limiting the  regulation's  applicability  and subjecting  culverts and ditches to permit requirements.  This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's  decision and its application to actual  operations.  The Company has  filed a motion  for  summary  judgment  on the  ground  that it has met the requirements  for a storm  water  pollution  prevention  permit  under a general permit issued by the State of California.  The plaintiff has also filed a motion for summary  judgment  seeking to establish  Palco's  liability for  discharging storm water without a permit.  A hearing on the two summary judgment motions was held on March 6, 2006, and the parties are awaiting a decision.

     Should the Court's  October 2003  decision  ultimately  become final and be held to apply to all of the Company's timber operations, it may have some or all of the following effects: imposing additional permitting requirements,  delaying approvals of THPs,  increasing  harvesting  costs,  and adding water  protection measures  beyond those  contained in the HCP.  The Company  believes  that civil penalties  should not be  awarded  for  operations  that  occurred  prior to the
Court's  decision  due to the  historical  reliance by timber  companies  on the regulation  and the  Company's  belief that the  requirements  under the HCP are adequate to ensure that sediment and pollutants  from  harvesting  activities on the Company Timber  Property will not reach levels  harmful to the  environment.
While the impact of a  conclusion  to this case that  upholds the  October  2003 ruling may be adverse,  the Company does not believe that such an outcome should have a material adverse impact on the Company's financial condition,  results of operations  or  liquidity.  Nevertheless,  due to the numerous ways in which the
Court's  interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

     On November 20, 2002,  two similar  actions  entitled  Alan Cook, et al. v.
Gary Clark,  et al. ("Cook action") and Steve Cave, et al. v. Gary Clark, et al.
("Cave action") were filed in Humboldt County Superior Court (No.'s DR020718 and
DR020719,  respectively),  which also name the Company and certain affiliates as defendants.  The Cook action  alleges,  among  other  things,  that  defendants'
logging  practices have  contributed to an increase in flooding along Freshwater
Creek (which runs through the Company Timberlands), resulting in personal injury and damage to the  plaintiffs'  properties.  Plaintiffs  further  allege that in order to have THPs approved in the affected  areas,  the  defendants  engaged in certain unfair  business  practices.  The plaintiffs  seek,  among other things, compensatory  and exemplary  damages,  injunctive  relief,  and appointment of a receiver to ensure that the  watershed  is  restored.  The Cave action  contains similar  allegations  and requests  similar relief with respect to the Elk River watershed  (a portion of which is  contained  on the  Company  Timberlands).  On
October 13, 2005, an action entitled Edyth Johnson, et.al v. Charles E. Hurwitz, an individual;  MAXXAM Inc. et al. (No.  DR040720) was filed in Humboldt  County
Superior Court ("Johnson action") and contains  allegations  similar to the Cave and Cook actions.  The Company does not believe the  resolution of these actions should result in a material adverse effect on its financial  condition,  results of operations or liquidity.

     On February 25,  2003,  the  District  Attorney of Humboldt  County filed a civil suit entitled The People of the State of California v. The Pacific  Lumber
Company,  Scotia  Pacific  Holding  Company and Salmon Creek  Corporation in the
Humboldt County Superior Court (No. DR030070)  ("Humboldt DA action").  The suit was filed under  California's  unfair competition law and alleges that the Palco
Companies used certain unfair  business  practices in connection with completion of  the  Headwaters  Agreement,  and  that  this  resulted  in  the  harvest  of significantly more trees under the Environmental Plans than would have otherwise been the case.  The suit sought a variety of remedies  including a civil penalty of $2,500 for each  additional  tree that has been or will be  harvested  due to this alleged  increase in harvest,  as well as restitution  and an injunction in respect of the additional timber harvesting  allegedly being conducted.  On June
14, 2005,  the Court  dismissed  this matter in its  entirety.  On September 19,
2005,  the  District  Attorney  appealed  this  decision,  however,  the Company believes that the dismissal  ruling has  substantially  diminished  its exposure with respect to this matter.

     On  November  2,  2004,  an  action   entitled   Environmental   Protection
Information Center v. U.S. Fish & Wildlife Service,  NOAA Fisheries,  et al.
(No. C04-4647) was filed in the U.S. District Court for the Northern District of
California  ("EPIC-USFWS/NOAA  lawsuit").  This lawsuit alleges that two federal
agencies  have  violated  certain  federal  laws  and  related   regulations  in
connection  with their oversight of the HCP and Federal  Permits.  The plaintiff also alleges that the Federal Permit for the northern spotted owl was unlawfully issued and asserts several claims,  including that the Palco Companies  violated
California's  unfair  competition  law by using  false  advertising  and  making misleading  environmental  claims.  The  plaintiff  seeks a variety of  remedies including  requiring  additional  actions by the federal agencies and precluding them from authorizing take of the northern spotted owl, an injunction  requiring the Palco Companies to cease certain  alleged  unlawful  activities,  as well as restitution  and  remediation  by the  Company  and  Palco.  On April 22,  2005,
pursuant  to motions to dismiss  filed by the Palco  Companies  and the  federal defendants,  the Court dismissed several of the claims,  significantly  reducing the scope of the case. On February 6, 2006, plaintiffs voluntarily dismissed the remaining claims.

     On August 8, 2005, an action  entitled  Center for Biological  Diversity v.
California  Department  of Fish and Game,  et al. (No.  05CS01166)  was filed in
Sacramento  County Superior Court against the California  Department of Fish and
Game ("CDFG") and the Palco  Companies  seeking to overturn and prevent CDFG and the Palco  Companies  from taking any action to  implement  or rely upon certain
CDFG  "Consistency  Determinations"  issued in February 2005.  Following various court  proceedings,  this case was  voluntarily  dismissed  by the  plaintiff in
January 2006.

     On November  16,  2001,  Palco  filed a case  entitled  The Pacific  Lumber
Company, et al. v. California State Water Resources Control Board (No. DR010860)
in Humboldt  County  Superior  Court ("THP No. 520  lawsuit")  alleging that the
State Water Board had no legal authority to impose mitigation measures that were requested  by the staff of the North  Coast  Water  Board  during the THP review process and  rejected by the CDF prior to approving  the THP.  When the staff of the North Coast Water Board  attempted  to impose these  mitigation  measures in spite of the CDF's  decision,  Palco  appealed to the State Water  Board,  which imposed certain of the requested  mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision,  and in January  2003,  the  Superior  Court  granted  Palco's  request  for an order invalidating the imposition of these additional measures.  The State Water Board appealed this decision,  and on March 18, 2004, the appellate court reversed the decision of the Superior  Court.  Palco  appealed the decision of the  appellate court to the  California  Supreme  Court.  On January 30, 2006,  the  California
Supreme  Court  issued a  decision  denying  Palco's  appeal and  upholding  the appellate  court's  decision.  The  adverse  outcome of the THP No. 520  lawsuit confirms the authority the regional and state water boards and their staffs have been  exercising  over  harvesting  from the Company  Timberlands,  resulting in controls and limitations beyond those provided for by the Environmental Plans.

     In December  2005,  the Company and Palco filed a claim (the  "Claim") with the California  Victim  Compensation  and  Government  Claims Board (the "Claims
Board") against the North Coast Water Board, the State Water Board and the State
of California  (Claim No.  G558159).  The Claim alleges that the defendants have substantially impaired the contractual and legal rights of the Company and Palco under the  Headwaters  Agreement  and the related  permits,  authorizations  and approvals. The Claim also alleges that the actions of the defendants have caused the companies  substantial  damages,  but does not specify an amount.  While the
Claims Board has indicated  that it is  investigating  the matter,  it failed to approve or deny the claim by the statutory  deadline.  As a result, the Claim is by operation of law treated as having been denied, and the Company and Palco may now file a claim for damages in  California  state court.  The Company and Palco are considering how best to proceed with respect to this matter.

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
2005.

ITEM 6. SELECTED FINANCIAL DATA

     Not applicable.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     The following  should be read in conjunction  with the Company's  Financial
Statements and the Notes thereto appearing in Item 8.

Background

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the  meaning of the PSLRA.  See Item 1.  "Business-General",
Item 1A. "Risk  Factors" and below for  cautionary  information  with respect to such forward-looking statements.

     The  Company's  business  is  becoming  increasingly  unpredictable  due to regulatory  constraints  and  ongoing  litigation  challenges  and  is  somewhat seasonal,  its net sales having  historically been higher in the months of April through November than in the months December through March.  Management  expects that the Company's revenues and cash flows will continue to be unpredictable and somewhat  seasonal.  Accordingly,  the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year.

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's operations. See Item 1. "Business-Regulatory and Environmental Factors" and Note
7 for  information  regarding these matters.  Regulatory  compliance and related litigation  have caused and are expected to continue to cause delays in approval of THPs and  delays  in  harvesting  on THPs once  they are  approved.  This has resulted  and is  expected to  continue  to result in a  significant  decline in harvest and increased costs related to timber harvest litigation.

     The cash flows of the  Company  and Palco,  from whom the  Company  derives substantially  all of its  revenues,  have both been  adversely  impacted by the failure  of the North  Coast  Water  Board to  release  for  harvest a number of already-approved  THPs.  Management  has  concluded  that,  in  the  absence  of significant  regulatory relief and  accommodations,  the Company's annual timber harvest levels and cash flows from operations will for at least several years be substantially  below  historical  levels.  The  Company  projects  that  without additional  liquidity  its cash  flows  from  operations,  together  with  funds available under its line of credit ("Line of Credit"), will be inadequate,  by a substantial  amount,  to pay the entire  amount of interest  due on the July 20,
2006,  payment  date on its Timber  Notes.  The  Company  also  expects to incur interest shortfalls for at least the next several years after the July 20, 2006, payment date.

     Palco  and  Britt  are in  default  under  their  $35.0  million  term loan agreement  ("Palco  Term Loan") and their $30.0  million  asset-based  revolving credit  facility  ("Palco  Revolving  Credit  Facility").  Palco  estimates that without  necessary  amendments  to these  credit  agreements  and/or  sufficient additional  liquidity,  its cash  flow  from  operations,  together  with  funds available under the Palco Revolving Credit Facility, will not provide sufficient liquidity to fund its current  level of operations  for the next several  years.
For further information,  see "-Financial  Condition and Investing and Financing
Activities."

     To the extent that the Company is unable to generate  sufficient  liquidity from the Company Land Sale Program (see " Financial  Condition and Investing and
Financing  Activities  Liquidity Issues") or other sources,  the Company expects that it will be forced to take extraordinary actions, which may include:  laying off  employees,  shutting  down various  operations,  and seeking  protection by filing under the  Bankruptcy  Code.  In the event that Palco is unable to secure the necessary  liquidity to fund its expected future working capital shortfalls, it would be forced to take  extraordinary  actions,  which may include:  further reducing expenditures by laying off employees, shutting down various operations, and seeking protection by filing under the Bankruptcy Code.

     Furthermore, there can be no assurance that other pending legal, regulatory
and  environmental  matters  or  future  governmental  regulations,   additional
litigation or legislation, judicial or administrative decisions, adverse weather conditions,  or low lumber or log prices,  will not also have  material  adverse
effects  on  the  Company's  financial  condition,   results  of  operations  or
liquidity. See Item 1.  "Business-Regulatory and Environmental Factors," Item 3.
"Legal Proceedings-Timber Harvest Litigation" and Note 7 for further information regarding regulatory and legislative matters and legal proceedings.

Results of Operations

     This  section  contains   statements   which  constitute   "forward-looking
statements"   within  the  meaning  of  the  PSLRA.   See  this  Item,  Item  1.
"Business-General",  and  Item 1A.  "Risk  Factors"  and  below  for  cautionary
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
half of 2004.

     In June 2005, the State Board of Equalization adopted the new Harvest Value
Schedule  for the second half of 2005.  The prices  published  in that  schedule reflected a 4.2%  increase in the SBE Price for small redwood logs and no change for small Douglas-fir logs from the prices published for the first half of 2005.

     In December 2005, the State Board of  Equalization  adopted the new Harvest
Value Schedule for the first half of 2006. The prices published in that schedule reflected  a 5.3%  increase in the SBE Price for small  redwood  logs and a 5.6%
decrease for small  Douglas-fir  logs from the prices  published  for the second half of 2005.

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

     Log Sales to Palco
     The following  table  presents  price,  volume and revenue  amounts for the periods indicated (revenues in millions).

                                                     Years Ended December 31,

              ------------------------------------------------------------------------------------------------------
                             2005                              2004                              2003
              ---------------------------------- -------------------------------------------------------------------
                           Average                            Average                          Average
                            Price                              Price                            Price
                            $/MBFE    Revenues                 $/MBFE   Revenues     MBFEs      $/MBFE    Revenues
                 MBFEs                             MBFEs                                       $/MBFE s
              ----------- ---------- ----------- ---------- --------------------------------- ---------- -----------

Redwood          75,200     $899     $  67.5        73,000     $757       $55.3       96,900   $  667      $64.7
Douglas-fir      20,200      599        12.1        21,200      505        10.7       18,100      446        8.1
Other             2,100      215         0.5         1,900      233         0.4        2,200      227        0.5
              -----------            ----------- ----------            ----------------------            -----------
                 97,500      821     $  80.1        96,100      691       $66.4      117,200      625      $73.3
              ===========            =========== ==========            ======================            ===========

     The  increase in log sales for 2005 versus  2004 was due  primarily  to the increase in SBE prices discussed above. The Company's  average realized price in
2005 increased by 19% over 2004.

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
2003.

     Operating Income and Net Loss
     Operating  income  increased from $34.4 million in 2004 to $40.0 million in
2005 and net losses  decreased  from $19.8  million in 2004 to $13.1  million in
2005 principally due to the increase in SBE prices  discussed  above,  partially offset by advisor  fees from the  Company's  efforts to  restructure  the Timber
Notes during 2005.

     Operating  income was $34.4  million and $47.0  million for the years ended
December 31, 2004 and 2003, respectively.  This decrease in operating income was principally  due to the  decrease  in log sales  revenue  discussed  above,  and because  2003  included  a gain on  sale of  timberlands  of $8.3  million.  The decrease in log sales revenue was partially offset by lower expenses relating to
THP preparation,  winter road maintenance,  insurance,  employee  benefits,  and security  costs,  and a decrease in  depletion,  depreciation  and  amortization expense. Net losses were $19.8 million in 2004 compared to $5.3 million in 2003, due to lower operating  income,  and lower returns on investments (see also Note
3).

      Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within  the  meaning  of the  PSLRA.  See  this  section,  Item  1.
"Business-General"  and Item 1A. "Risk Factors" for cautionary  information with respect to such forward-looking statements.

     Due to its highly leveraged  condition,  the Company is more sensitive than less  leveraged  companies to factors  affecting its  operations,  including log prices,  governmental  regulation and  litigation  affecting  timber  harvesting practices  on the  Company  Timberlands  (see Item 1.  "Business-Regulatory  and
Environmental   Factors,"   Item   3.   "Legal   Proceedings-Timber   Harvesting
Litigation,"  and Note 7), and general economic  conditions.  The Company's cash flows from  operations  are  significantly  impacted by harvest  volumes and log prices. The Master Purchase Agreement between the Company and Palco contemplates that all sales of logs by the  Company  to Palco  will be at fair  market  value
(based on  stumpage  prices)  for each  species  and  category  of  timber.  See
"-Results of Operations-Master Purchase Agreement" above for further information concerning this agreement.

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's operations and liquidity.  See Item 1.  "Business-Regulatory  and  Environmental
Factors" and Note 7 for  information  regarding  these  matters.  The ability to harvest  Company  Timber  depends  in large part upon the  Company's  ability to obtain regulatory approval of THPs. The Company has experienced difficulties and delays in the approval of its THPs as the result of  regulatory  and  litigation challenges,  and expects  these  challenges  to persist.  Moreover,  the Company expects to continue to experience further  difficulties,  limitations and delays in Palco being able to harvest on  previously-approved  THPs due to, among other things,  the  actions  by the North  Coast  Water  Board  described  below.  The foregoing matters have resulted in declines in the Company's actual and expected harvest  levels  and cash  flows.  Additionally,  as a result  of the  foregoing matters,  Palco has  experienced a  significant  increase in the cost of logging operations  and increased  costs  related to timber  harvest  litigation.  These matters have severely and negatively  impacted the historical cash flows of both the Company and Palco. These adverse effects are expected to continue.

     As   discussed   in  Item   1.   "Business-Regulatory   and   Environmental
Factors-Water Quality," the North Coast Water Board is requiring the Company and
Palco to apply various waste discharge reporting, mitigation and erosion control requirements in respect of timber harvesting  activities in several  watersheds, and is likely to impose or seek to impose additional measures in the future. The
North Coast Water Board in December 2003  directed its staff to formulate  WWDRs for the  Freshwater  and Elk River  watersheds  on the Company  Timberlands.  As harvesting activities on the Company Timberlands cannot readily be moved between watersheds  due to, among other things,  historic  harvest  patterns,  adjacency restrictions,  and the age classes of trees,  development of WWDRs and the other matters  described  herein are  expected  to result in reduced  harvest and less predictability in the future regarding the mix of logs available for sale by the
Company to Palco.

     The North  Coast  Water Board for some time failed to release for harvest a number  of the  Company's  THPs  that had  already  been  approved  by the other governmental  agencies  which approve the Company's  THPs. The North Coast Water
Board  subsequently  allowed  harvesting  on a  portion  of the  approved  THPs;
however,  the State Water Board later disallowed  harvesting on a portion of the
THPs that had been released by the North Coast Water Board.  The  unreleased and disallowed  THPs  in the  Freshwater  and Elk  River  watersheds  represented  a significant  portion of the harvest that was planned for 2005.  These unreleased and disallowed  THPs, as well as additional THPs in the Freshwater and Elk River watersheds,  also  represent a  significant  portion of the harvest  planned for
2006.

     On February 17, 2006, the North Coast Water Board held a status  conference to  determine  a  timetable  for  consideration  of  approval  of  WWDRs  in the
Freshwater and Elk River  watersheds.  Although a formal  timetable has not been published,  it appears  likely  that WWDRs in these two  watersheds  will not be approved  before May 2006;  such a timetable  would  further  reduce 2006 annual harvest levels.

     Future Harvest Levels
     The Company has  conducted  extensive  reviews and  analyses of its assets, operations  and future  prospects.  As a result of these  extensive  reviews and
analyses,   management  has  concluded  that,  in  the  absence  of  significant regulatory relief and accommodations, the Company's future annual timber harvest levels and cash flows from  operations  will for at least the next several years be substantially  below both historical  levels and the minimum levels necessary in order to allow the Company to satisfy its debt service obligations in respect of the Timber Notes. The Company has announced that its projected average annual harvest  level  over the  ten-year  period  beginning  2006 is  estimated  to be approximately  100 million  board feet per year.  This  harvest  level  reflects
management's   estimate  of  the   cumulative   impact  of  ongoing   regulatory
limitations,  prescriptions,  and other  actions  and is based  upon a number of assumptions that may or may not prove to be accurate.  Actual harvest levels may even be lower, depending on the outcome of various assumptions

     Liquidity Issues
     During 2005, the Company  devoted  significant  management  resources,  and spent  approximately  $6.1 million,  on efforts to restructure  the Timber Notes consistent  with  management  expectations  as to future harvest levels and cash flows.  These efforts were  unsuccessful  and have been largely  abandoned.  The
Company  currently  does  not  expect  that it will be able to  restructure  its required minimum payments on the Timber Notes through  negotiations with holders of the Timber Notes.  Accordingly,  additional liquidity will be needed to avoid an event of default under the Indenture.

     As a result of the material and ongoing harvesting  restrictions  discussed above, the Company estimates that its cash flows from operations,  together with funds available under its Line of Credit with a group of banks pursuant to which the Company may borrow to pay interest on its Timber Notes (see below),  will be insufficient,  by a substantial  amount, to pay the interest on the Timber Notes due on the July 20,  2006,  payment  date.  The  Company  also  expects to incur interest shortfalls for at least the next several years after the July 20, 2006, payment date.  The failure of the Company to pay all of the required  amounts of interest on the Timber Notes when due would constitute an event of default under the Indenture.

     In an effort to address  expected  cash  shortfalls,  and avoid an event of
default   under  the   Indenture,   the  Company  is  seeking  to  sell  certain
non-timberland  properties such as ranchlands and recreational areas, as well as some timberlands  ("Company Land Sale Program").  There can be no assurance that these marketing efforts will be successful.

     To the extent that the Company is unable to generate  sufficient  liquidity from the Company Land Sale Program or other sources, the Company expects that it will be forced to take  extraordinary  actions,  which may  include:  laying off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     Timber Note Payments
     In the event of a failure to pay  interest or principal on the Timber Notes in full when due, the trustee under the Indenture  ("Trustee") or the holders of at least 25% of the aggregate  outstanding  principal amount of the Timber Notes may cause all principal,  interest and other amounts related to the Timber Notes to become  immediately  due and payable.  Also, in the event of a failure by the
Company or Palco to perform its  respective  covenants or  agreements  under the
Master  Purchase  Agreement (see Note 6) or by Palco to perform its covenants or agreements under the Services  Agreement (see Note 6), which failure in the case of certain  covenants or agreements  continues for 30 days after notice from the
Trustee or the holders of 25% or more of the outstanding principal amount of the
Timber Notes, the holders of a majority of the aggregate  outstanding  principal amount of the Timber Notes may cause all  principal,  interest and other amounts related to the Timber Notes to become immediately due and payable.  In the event of any such acceleration, the Agent under the Line of Credit may also accelerate the advances then outstanding thereunder.  If such accelerations of Timber Notes and/or  advances  under the Line of Credit  occur,  the Trustee may exercise all rights under the Indenture and related security  documents,  including  applying funds to pay  accelerated  amounts,  and selling the Company Timber Property and
Company  Timber  Rights and other  assets and using the  proceeds  thereof to pay accelerated  amounts.  In the event that the Company was to seek  protection  by filing under the Bankruptcy  Code, all amounts related to the Timber Notes would become  immediately  due and payable under the Indenture and all advances  under the Line of Credit  agreement could be accelerated.  The foregoing rights of the
Trustee  and  holders  of Timber  Notes  would be  subject  to the rights of the
Company under the  Bankruptcy  Code if it sought  protection by filing under the
Bankruptcy Code.

     The Line of Credit  allows the Company to borrow up to one year's  interest on the Timber Notes.  On June 20, 2003,  the Line of Credit was extended to July
7, 2006. The Company  intends to request that the Line of Credit be extended for an additional period of not less than 364 days. If not extended, the Company may draw upon the full amount  available.  The amount drawn would be repayable in 12 semiannual  installments on each Timber Notes payment date (after the payment of certain  other items,  including the Aggregate  Minimum  Principal  Amortization
Amount, as defined, then due),  commencing  approximately two and one-half years following the date of the draw. At December 31, 2005,  the maximum  availability under the Line of Credit was $55.4  million,  and  outstanding  borrowings  were
$31.3 million.  At January 31, 2006, the maximum  availability under the Line of
Credit was $54.1 million,  after giving effect to principal payments made on the
January 20,  2006,  Timber Notes  payment  date and there were $54.9  million in borrowings outstanding under this facility.

     On the January 20, 2005 Timber Notes payment  date,  the Company used funds available  under the Line of Credit to fund the  payment.  Prior to the July 20,
2005,  Timber Notes payment date, the Company requested that Palco make an early payment, equal to an expected $2.2 million cash shortfall, in respect of certain logs that had already been delivered to and purchased by Palco from the Company.
Palco approved and delivered the early log payment, which allowed the Company to fund the July 20, 2005,  cash  shortfall and pay all of the interest due. As the
January 20, 2006, Timber Notes payment date approached,  it became apparent that there would be a cash  shortfall of $2.3 million.  In January 2006,  the Company and MGI consummated a "Lump Sum Sale" (as such term is defined in the Indenture)
of specified  Company Timber.  In accordance  with the Indenture,  the specified
Company  Timber was released from the liens securing the Indenture and purchased by MGI. The cash purchase  price of $2.3 million paid in the Lump Sum Sale,  was calculated  using the  applicable  SBE Prices  for the first  half of 2006,  and provided the Company the additional  funds needed to pay all of the interest due on the January 20, 2006, Timber Notes payment date.

     At December 31, 2005, the SAR Account balance was $75.9 million  (including
$52.9  million of Timber  Notes  held in the SAR  Account  and $23.0  million in cash),  all of which is restricted for future  principal  payments on the Timber
Notes.  The SAR Account net cash balance of $23.0 million is sufficient to cover the  Scheduled  Amortization  in  2006,  but  will  not be  sufficient  to cover
Scheduled  Amortization  on the January 20,  2007,  Timber Note payment date and beyond.  Accordingly,  the Company's ability to make the Scheduled  Amortization payments on the Timber Notes beyond 2006 is dependent upon the Company's ability to sell  all or a  portion  of the  Timber  Notes  held in the SAR  Account.  No assurance  can be given that the Company  will be  successful  in its efforts to sell the Timber  Notes held in the SAR  Account  before the  January  20,  2007,
Timber Notes  payment date or as to the proceeds that might result from any such sale.

     Accordingly, the Company will require substantial additional funds in order to meet its debt service  requirements for the next year. The Company's  ability to meet such  requirements  will be  adversely  affected  (a) if the  Company is unsuccessful  in its  efforts  to (i)  generate  sufficient  cash flows from the
Company Land Sale Program,  (ii) sell a portion of its Timber Notes holdings, or
(iii) obtain additional  funding, or (b) if Palco is unable to obtain sufficient additional  liquidity  to  continue  to  purchase  and pay for  logs as they are purchased from the Company.

     With  respect to  long-term  liquidity,  until such time as the Company has adequate cash flows from operations,  there can be no assurance that the Company will be able to meet its working capital,  capital  expenditure and debt service obligations.  Liquidity,  capital  resources,  and results of  operations in the long-term  may continue to be adversely  affected by the same factors  affecting short-term cash flows from operations, as discussed above.

     Palco Liquidity Issues
     Palco and Britt are  currently in default under the Palco Term Loan and the
Palco  Revolving  Credit  Facility.  Palco  estimates  that,  without  necessary amendments to the Palco Term Loan and the Palco Revolving Credit Facility and/or
sufficient additional liquidity,  its cash flows from operations,  together with funds  available  from the Palco  Revolving  Credit  Facility,  will not provide sufficient  liquidity to fund Palco's  current level of operations  for the next several years. As of December 31, 2005, $34.7 million was outstanding  under the
Palco Term Loan, $24.0 million was outstanding  under the Palco Revolving Credit
Facility,  and $10.2  million of letters of credit  were  outstanding  under the
Palco Revolving Credit  Facility.  The Palco Revolving Credit Facility and Palco
Term Loan are each secured by a security  interest in the stock of Palco held by
MGI, and  substantially  all of the assets of Palco  (other than Palco's  equity interest in the Company).

     Without  waivers  of the  defaults  under the Palco Term Loan and the Palco
Revolving  Credit  Facility,  the lenders  may take any or all of the  following actions:  reduce the amount of funds  available  for  borrowing  under the Palco
Revolving Credit  Facility;  refuse to make new loans or to issue new letters of credit under the Palco Revolving Credit  Facility;  declare any or all loans and other  amounts  owed under the  agreement  to be  immediately  due and  payable;
require Palco and Britt to cash collateralize all outstanding  letters of credit under the Palco  Revolving  Credit  Facility;  or pursue  their other rights and remedies under the Palco Term Loan,  Palco Revolving Credit Facility and related security agreements.

     In an effort to reduce its overall  debt level,  Palco is in the process of marketing  certain assets ("Palco Asset Sale Program") and seeking other sources of liquidity.  The Palco Term Loan and the Palco Revolving  Credit Facility each contain provisions  requiring that the net cash proceeds from the asset sales be used to  prepay  amounts  outstanding  under  the two  facilities.  Accordingly, proceeds  generated  from the Palco Asset Sale Program would not be available to fund working capital needs until the Palco Term Loan is paid in full.  There can be no assurance  that these  marketing  efforts will be successful or that Palco will be successful in securing  sufficient  additional  liquidity.

     In the event that Palco is unable to secure the necessary liquidity to fund its  expected  future  working  capital  shortfalls,  it would be forced to take extraordinary  actions,  which may include, among other things: further reducing expenditures  by laying off  employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     Palco will require  additional  funds in order to meet its working  capital and capital expenditure requirements for the next several years. Palco's ability
to  meet  such  requirements   will  be  adversely   affected  should  Palco  be
unsuccessful  in its  efforts  to (i)  meet  planned  production  rates at a new sawmill that Palco  completed in 2005,  (ii) obtain  waivers of default from its term and  revolving  credit  lenders,  and (iii)  obtain  sufficient  additional liquidity from the Palco Asset Sale Program or from other sources.  Furthermore,
Palco's  cash flows from  operations  may be  adversely  affected by  diminished availability  of smaller  logs from the  Company or other third  parties,  lower lumber prices, adverse weather conditions, pending or future legal, legislative,
regulatory  and   environmental   matters,   or  continued   increased   funding
requirements  for its pension plan.  The  percentage of the logs  purchased from third parties that Palco uses in its lumber  operations is expected to increase.
Under the Master Purchase Agreement, Palco is required to pay for logs purchased from the Company by the 20th day of the following month, whereas the payment for logs purchased from third parties are generally due upon delivery.  Accordingly,
Palco's working capital needs are likely to increase  substantially  during 2006 and beyond absent favorable regulatory action affecting the Company's THPs.

     With  respect to long-term  liquidity,  until such time as Palco is able to obtain or generate sufficient  liquidity,  there can be no assurances that Palco will be able to meet its working capital,  capital  expenditure and debt service obligations.  Liquidity,  capital  resources  and results of  operations  in the long-term  may continue to be adversely  affected by the same factors  affecting short-term cash flows from operations, as discussed above.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet financing or unconsolidated special  purpose  entities.  The Company does not use derivatives for any of its treasury or risk management activities.

Contractual Obligations

     The  following  table  presents  information  with respect to the Company's contractual obligations as of December 31, 2005 (in millions).

                                                                          Payments Due by Period
                                                       -------------------------------------------------------------
                                                                    Less than       1-3         3-5      More than
               Contractual Obligations                    Total       1 year       years       years      5 years
------------------------------------------------------ ---------- -------------- ----------- ----------- ------------

Long-term debt obligations(1)                          $  719.0     $ 49.4       $ 51.5     $  42.5     $  575.6
Interest due on long-term debt obligations (2)            381.7       51.2         97.6        91.1        141.8
                                                       --------- --------------- ----------- ----------- ------------
   Total                                               $1,100.7     $100.6       $149.1     $ 133.6     $  717.4
                                                       ========= =============== =========== =========== ============

(1)  The  table  above  reflects  principal  payments  on the  Timber  Notes  in accordance  with Scheduled  Amortization.  If all payments of principal and interest are made in accordance with Scheduled Amortization,  the scheduled maturity dates for the Class A-1, Class A-2, and Class A-3 Timber Notes are
     January 20, 2007, January 20, 2014, and January 20, 2025, respectively.  If the Timber Notes were  amortized in accordance  with the minimum  principal which the Company must pay on any note payment  date,  subject to available cash, as set forth in the Indenture ("Minimum Principal Amortization"), the
     final installments of principal would be paid on January 20, 2010, July 20,
     2017,  and July 20, 2028 for the Class A-1,  Class A-2 and Class A-3 Timber
     Notes, respectively. See Note 5 for further discussion of the Timber Notes.
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

     Gain and Loss Contingencies
     The Company is involved in various claims,  lawsuits and other  proceedings discussed in Note 7. Such litigation  involves  uncertainty as to possible gains and losses the Company may  ultimately  realize  when one or more future  events occur or fail to occur.  The Company  accrues  and  charges to income  estimated losses (including  related estimated legal fees) from  contingencies  when it is probable  (at the  balance  sheet  date)  that an  asset  has been  impaired  or liability  incurred  and the  amount of loss can be  reasonably  estimated.  The
Company recognizes gain  contingencies when realization is assured.  Differences between estimates  recorded and actual amounts  determined in subsequent periods are treated as changes in accounting  estimates (i.e., they are reflected in the financial  statements  in the period in which they are  determined to be losses, with no retroactive restatement).

     The  Company  estimates  the  probability  of  gains  and  losses  on legal contingencies based on the advice of internal and external counsel, the outcomes from  similar  litigation,  the  status of the  lawsuits  (including  settlement initiatives),  legislative and regulatory developments, and other factors. Risks and  uncertainties  are  inherent  with  respect  to  the  ultimate  outcome  of litigation.  Palco provides  services to the Company with respect to the defense of certain legal actions. The Services Agreement requires Palco to (at its cost)
prepare  and file on  behalf of the  Company  all  pleadings  and  motions,  and otherwise diligently pursue, appeals of any denial, and defense of any challenge to approval, of any THP or the Environmental Plans or similar plan or permit and related  matters.  See Note 7 for further  discussion of the Company's  material legal contingencies.

     Depletion
     Depletion   of   the   Company    Timber   is   computed    utilizing   the
units-of-production  method  based  upon  estimates  of timber  quantities.  The depletion base is the total historical cost  attributable to the Company Timber.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  Company is exposed to  changes  in  interest  rates  under the Line of
Credit.  This facility bears interest at either the prime interest rate or LIBOR plus a specified  percentage  point spread.  As of December 31, 2005, there were
$31.3 million of borrowings  outstanding under the Line of Credit.  Based on the amount of  borrowings  outstanding  under the Line of Credit  during  2005,  the impact of a 1% change in interest rates effective from the beginning of the year would have  resulted in an increase  or decrease in annual  interest  expense of
$0.4 million.

     All of the Company's  other debt is  fixed-rate,  and  therefore,  does not expose the  Company to the risk of higher  interest  payments  due to changes in market  interest  rates.  The Company  does not utilize  interest  rate swaps or similar hedging arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managers and Member of
Scotia Pacific Company LLC:

     We have audited the  accompanying  balance sheets of Scotia Pacific Company
LLC, (a Delaware  limited  liability  company (the "Company") and a wholly owned subsidiary of The Pacific Lumber Company ("Palco"),  as of December 31, 2005 and
2004, and the related statements of loss and of cash flows for each of the three years in the period ended December 31, 2005. These financial  statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

     We  conducted  our audits in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  The  Company is not required  to have,  nor were we engaged  to  perform,  an audit of its  internal control over financial reporting.  Our audits included consideration of internal control over financial  reporting as a basis for designing audit procedures that are appropriate in the  circumstances,  but not for the purpose of expressing an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

      In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Scotia Pacific
Company LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31,
2005, in conformity with accounting principles generally accepted in the United
States of America.

     The accompanying  financial statements have been prepared assuming that the
Company  will  continue  as a  going  concern.  As  discussed  in  Note 1 to the financial  statements,  at December 31, 2005,  the cash flows of the Company and
Palco have been adversely affected by delays in obtaining  regulatory  approvals to harvest  timber and other  difficulties.  Palco was in default under its term loan and  revolving  credit  facility.  The Company has  estimated  that without additional liquidity from external sources such as asset sales, the Company will be unable to pay the entire  amount of  interest  due in July 2006 on its timber notes.  Such failure to pay interest would  constitute an event of default under the indenture  governing the timber notes.  The  difficulties  of the Company in paying the interest on its timber notes and Palco in meeting its loan  agreement covenants raise substantial  doubts about the ability of the Company to continue as a going concern.  Further, the difficulties of the Company raises substantial doubt  about the  Company's  ability to realize  its timber  related  assets and discharge its timber related liabilities in the normal course of business and to continue  as a going  concern.  The  financial  statements  do not  include  any adjustments that might result from the outcome of these uncertainties.

DELOITTE & TOUCHE LLP

Portland, Oregon
March 14, 2006

                        SCOTIA PACIFIC COMPANY LLC

                              BALANCE SHEETS
                        (In millions of dollars)

                                                                                                 December 31,
                                                                                          --------------------------
                                                                                              2005         2004
                                                                                          ------------ -------------
Assets
Current assets:
  Cash and cash equivalents                                                                $    1.3      $   0.5
  Marketable securities, including restricted amounts of $23.0
    and $25.1, respectively                                                                    24.2         28.2
  Receivables from Palco                                                                        4.5          3.3
  Prepaid timber harvesting costs                                                               6.0          6.2
  Other current assets                                                                          1.5          1.1
                                                                                          ------------ -------------
      Total current assets                                                                $    37.5      $  39.3
Timber and timberlands, net of accumulated depletion of $298.1 and
  $290.1, respectively                                                                        219.5         225.1
Property and equipment, net of accumulated depreciation of $22.6 and
  $19.6, respectively                                                                          29.3          28.1
Deferred financing costs, net                                                                  10.5          11.8
Restricted cash, marketable securities and other investments                                    2.5           9.2
Intangible assets                                                                               2.9           3.8
                                                                                          ------------ -------------
                                                                                          $   302.2       $ 317.3
                                                                                          ============ =============
Liabilities and Member Deficit
Current liabilities:
  Payables to Palco                                                                       $     1.1       $  1.5
  Accrued interest                                                                             23.8         23.8
  Other accrued liabilities                                                                     2.4          1.9
  Short-term borrowings and current maturities of long-term debt, excluding $11.1 and $9.5, respectively, of repurchased Timber Notes held
      in the SAR Account                                                                       49.4         33.8
                                                                                          ------------ -------------
      Total current liabilities                                                                76.7         61.0
Long-term debt, less current maturities and excluding $44.3 and $55.4, respectively,
  of repurchased Timber Notes held in the SAR Account                                         669.6        687.7
Other noncurrent liabilities                                                                    0.4          0.2
                                                                                          ------------ -------------
  Total liabilities                                                                           746.7        748.9

Contingencies (See Note 7)

Member deficit                                                                               (444.5)      (431.6)
                                                                                          ------------ -------------
                                                                                          $   302.2       $317.3
                                                                                          ============ =============

  The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                               STATEMENTS OF LOSS
                            (In millions of dollars)

                                                                                    Years Ended December 31,
                                                                            ----------------------------------------
                                                                                2005          2004         2003
                                                                            ------------- ------------ -------------
Log sales to Palco                                                          $    80.1      $   66.4      $   73.3
                                                                            ------------- ------------ -------------
Operating expenses:
  General and administrative                                                     28.3          20.6          21.5
  Depletion, depreciation and amortization                                       11.9          11.4          13.1
  Gain on sales of timberlands and other assets                                  (0.1)            -          (8.3)
                                                                            ------------- ------------ -------------
                                                                                 40.1          32.0          26.3
                                                                            ------------- ------------ -------------
Operating income                                                                 40.0          34.4          47.0
                                                                            ------------- ------------ -------------
Other income (expense):
  Gain (loss) on repurchases of debt                                                -          (0.3)          0.7
  Interest and other income                                                       2.6           1.3           3.9
  Interest expense                                                              (55.7)        (55.2)        (56.9)
                                                                            ------------- ------------ -------------
                                                                                (53.1)        (54.2)        (52.3)
                                                                            ------------- ------------ -------------
Net loss                                                                    $   (13.1)     $  (19.8)     $   (5.3)
                                                                            ============= ============ =============

   The accompanying notes are an integral part of these financial statements.

                         SCOTIA PACIFIC COMPANY LLC

                          STATEMENTS OF CASH FLOWS
                         (In millions of dollars)

                                                                                    Years Ended December 31,
                                                                            ----------------------------------------
                                                                                2005          2004         2003
                                                                            ------------- ------------ -------------
Cash flows from operating activities:                                        $    (13.1)  $   (19.8)   $    (5.3)
  Net loss
  Adjustments to reconcile net loss to net cash used in operating activities:
    Gain on sales of timberlands and other assets                                  (0.1)         -          (8.3)
    Loss (gain) on repurchases of debt                                               -          0.3         (0.7)
    Depletion, depreciation and amortization                                       11.9        11.4         13.1
    Amortization of deferred financing costs                                        1.3         1.3          1.4
    Increase (decrease) in cash resulting from changes in:
      Receivables from Palco                                                       (1.2)        1.6         (2.3)
      Prepaid timber harvesting costs                                               0.2        (0.6)         1.7
      Payables to Palco                                                            (0.4)        0.6          0.1
      Accrued interest                                                                -        (0.7)        (0.4)
      Other accrued liabilities                                                     0.5        (0.5)         0.3
      Other                                                                        (0.2)       (0.2)        (0.4)
                                                                            ------------- ------------ -------------
      Net cash used in operating activities                                        (1.1)       (6.6)        (0.8)
                                                                            ------------- ------------ -------------
Cash flows from investing activities:
  Proceeds from sales of assets                                                       -           -         11.4
  Net changes in restricted cash and marketable securities                         10.9        13.0         13.8
  Capital expenditures                                                             (6.5)       (7.8)        (7.7)
                                                                            ------------- ------------ -------------
      Net cash provided by investing activities                                     4.4         5.2         17.5
                                                                            ------------- ------------ -------------
Cash flows from financing activities:
  Principal payments on Timber Notes and other timber related debt                (15.6)      (17.2)       (16.6)
  Borrowings under line of credit agreement, net                                   13.1        18.2            -
                                                                            ------------- ------------ -------------
      Net cash provided by (used in) financing activities                          (2.5)        1.0        (16.6)
                                                                            ------------- ------------ -------------
Net increase (decrease) in cash and cash equivalents                                0.8        (0.4)         0.1
Cash and cash equivalents at beginning of period                                    0.5         0.9          0.8
                                                                            ------------- ------------ -------------
Cash and cash equivalents at end of period                                  $       1.3   $     0.5    $     0.9
                                                                            ============= ============ =============
Supplemental disclosure of non-cash investing and financing activities:
  Transfer of marketable debt securities from held-to-maturity to
     available-for-sale                                                     $         -   $       -    $    11.9
  Repurchases of debt using restricted cash                                           -        10.9          5.4
Supplemental disclosure of cash flow information:
  Interest paid                                                             $      54.4   $    54.6    $    56.0

  The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation and Summary of Significant Accounting Policies

     Basis of Presentation

     Scotia  Pacific  Company LLC  ("Company") is a Delaware  limited  liability company wholly owned by The Pacific Lumber Company ("Palco"),  which is a wholly owned subsidiary of MAXXAM Group Inc.  ("MGI").  MGI is an indirect wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company is a limited liability company organized in May 1998 to facilitate  the offering of the 6.55% Class A-1,  7.11%
Class  A-2 and  7.71%  Class  A-3  Timber  Collateralized  Notes due 2028 of the
Company ("Timber  Notes").  Concurrent with the closing in July 1998 ("Closing")
of the Timber Notes offering, Scotia Pacific Holding Company ("SPHC") was merged into the Company and Palco and Salmon  Creek LLC, a wholly owned  subsidiary  of
Palco ("Salmon  Creek") and together with the Company and Palco;  (collectively, the "Palco Companies"), transferred to the Company approximately 13,500 acres of timberlands  and the timber and related  timber  harvesting  rights (but not the underlying  land) with respect to an  additional  approximately  19,700 acres of timberlands.  The  Company in turn  transferred  to Palco the timber and related timber  harvesting  rights  (but  not  the  underlying  land)  with  respect  to approximately 1,400 acres of timberlands. The merger and the transfers have been accounted  for as a  reorganization  of  entities  under  common  control  which requires the Company to record the assets, liabilities and results of operations of Scotia  Pacific  after giving  effect to the transfers as well as the assets, liabilities  and results of  operations  acquired from Palco and Salmon Creek at their  respective  historical  cost.  Accordingly,  the Company is the successor entity to all of Scotia Pacific's historical operations (exclusive of the assets transferred  to Palco)  and to the  historical  operations  attributable  to the timberlands and timber and related timber  harvesting rights acquired from Palco and Salmon Creek.

     The Company owns, and the obligations of the Company under the Timber Notes are  secured  by,  (i)  approximately  204,000  acres  of  virtually  contiguous commercial  timberlands in Humboldt County along the northern  California  coast
(the "Company Timber  Property"),  (ii) the timber and related harvesting rights
("Company  Timber  Rights") with respect to an additional  approximately  12,200 acres of  timberlands  that are owned by Palco and Salmon  Creek,  (iii) certain computer  hardware  and  software,  including a  geographic  information  system containing information on numerous aspects of these timber properties, including timber type, site productivity  class,  wildlife and botanical data,  geological information,  roads, rivers and streams (subject to certain rights of concurrent use by Palco) and (iv) certain other assets.  Substantially all of the Company's assets are pledged as security for the Timber Notes.  The  timberlands  owned by the  Company  and the  timberlands  subject  to the  Company  Timber  Rights are hereinafter  collectively  referred to as the "Company  Timberlands." The timber located on the Company  Timberlands is  hereinafter  referred to as the "Company
Timber."

     Consistent  with the  Company's  purpose  and  pursuant to the terms of the indenture governing the Timber Notes ("Indenture"),  the Company is obligated to set aside each month a portion of the funds it receives from the sale of logs to
Palco sufficient to make the specified payments of interest and principal on the
Timber  Notes  computed  in  accordance  with  the  Indenture  and to  retain  a sufficient amount to pay operating expenses and capital improvements.

     Use of Estimates and Assumptions

     The  preparation  of financial  statements  in accordance  with  accounting principles  generally  accepted in the United States of America requires the use of estimates and assumptions  that affect (i) the reported amounts of assets and liabilities,  (ii) the disclosure of contingent  assets and liabilities known to exist as of the date the  financial  statements  are  published  and  (iii)  the
reported  amount  of  revenues  and  expenses   recognized  during  each  period
presented. The Company reviews all significant estimates affecting its financial statements  on a  recurring  basis  and  records  the  effect  of any  necessary adjustments  prior to filing the financial  statements  with the  Securities and
Exchange  Commission.  Adjustments  made to  estimates  often relate to improved information  not  previously  available.  Uncertainties  are  inherent  in  such estimates;  accordingly, actual results could differ from these estimates. Risks and  uncertainties  are inherent  with  respect to the  ultimate  outcome of the
litigation   discussed  in  Note  7.  The  results  of  a  resolution   of  such
uncertainties  could have a material effect on the Company's financial position, results of operations and liquidity.

     Liquidity and Cash Resources

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's operations and liquidity.  See Note 7 for  information  regarding these matters.
The ability to harvest  Company  Timber depends in large part upon the Company's ability to obtain  regulatory  approval of its timber harvesting plans ("THPs").
The Company has experienced  difficulties and delays in the approval of its THPs as the  result of  regulatory  and  litigation  challenges,  and  expects  these challenges to persist.  Moreover,  the Company expects to continue to experience further  difficulties,  limitations and delays in Palco being able to harvest on previously-approved  THPs due to, among other  things,  the actions by the North
Coast Water Board  described  below.  The  foregoing  matters  have  resulted in declines in the  Company's  actual and expected  harvest  levels and cash flows.
Additionally,  as a result of the  foregoing  matters,  Palco has  experienced a significant  increase  in the cost of logging  operations  and  increased  costs related to timber harvest litigation. These matters have severely and negatively impacted the historical cash flows of both the Company and Palco.  These adverse effects are expected to continue.

     The North  Coast Water  Board is  requiring  the Company and Palco to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds,  and is likely to impose or seek to impose additional  measures in the future.  The North Coast
Water Board in December  2003  directed  its staff to  formulate  watershed-wide waste  discharge  requirements  ("WWDRs")  for  the  Freshwater  and  Elk  River
watersheds on the Company Timberlands.  As harvesting  activities on the Company
Timberlands  cannot  readily be moved  between  watersheds  due to,  among other things, historic harvest patterns,  adjacency restrictions,  and the age classes of trees,  development  of WWDRs  and the other  matters  described  herein  are expected  to result in reduced  harvest  and less  predictability  in the future regarding the mix of logs available for sale by the Company to Palco.

     The North  Coast  Water Board for some time failed to release for harvest a number  of the  Company's  THPs  that had  already  been  approved  by the other governmental  agencies  which approve the Company's  THPs. The North Coast Water
Board  subsequently  allowed  harvesting  on a  portion  of the  approved  THPs;
however,  the State Water Board later disallowed  harvesting on a portion of the
THPs that had been released by the North Coast Water Board.  The  unreleased and disallowed  THPs  in the  Freshwater  and Elk  River  watersheds  represented  a significant  portion of the harvest that was planned for 2005.  These unreleased and disallowed  THPs, as well as additional THPs in the Freshwater and Elk River watersheds,  also  represent a  significant  portion of the harvest  planned for
2006.

     On February 17, 2006, the North Coast Water Board held a status  conference to  determine  a  timetable  for  consideration  of  approval  of  WWDRs  in the
Freshwater and Elk River  watersheds.  Although a formal  timetable has not been published,  it appears  likely  that WWDRs in these two  watersheds  will not be approved  before May 2006;  such a timetable  would  further  reduce 2006 annual harvest levels.

     Future Harvest Levels
     The Company has  conducted  extensive  reviews and  analyses of its assets, operations  and future  prospects.  As a result of these  extensive  reviews and
analyses,   management  has  concluded  that,  in  the  absence  of  significant regulatory relief and accommodations, the Company's future annual timber harvest levels and cash flows from  operations  will for at least the next several years be substantially  below both historical  levels and the minimum levels necessary in order to allow the Company to satisfy its debt service obligations in respect of the Timber Notes. The Company has announced that its projected average annual harvest  level  over the  ten-year  period  beginning  2006 is  estimated  to be approximately  100 million  board feet per year.  This  harvest  level  reflects
management's   estimate  of  the   cumulative   impact  of  ongoing   regulatory
limitations,  prescriptions,  and other  actions  and is based  upon a number of assumptions that may or may not prove to be accurate.  Actual harvest levels may even be lower, depending on the outcome of various assumptions.

     Liquidity Issues
     During 2005, the Company  devoted  significant  management  resources,  and spent  approximately  $6.1  million on efforts to  restructure  the Timber Notes consistent  with  management  expectations  as to future harvest levels and cash flows.  These efforts were  unsuccessful  and have been largely  abandoned.  The
Company  currently  does  not  expect  that it will be able to  restructure  its required minimum payments on the Timber Notes through  negotiations with holders of the Timber Notes.  Accordingly,  additional liquidity will be needed to avoid an event of default under the Indenture.

     As a result  of the  material  and  ongoing  harvesting  restrictions,  the
Company  estimates  that its cash flows  from  operations,  together  with funds available  under an agreement  ("Line of Credit") with a group of banks pursuant to which the Company may borrow to pay interest on its Timber Notes (see below), will be insufficient, by a substantial amount, to pay the interest on the Timber
Notes due on the July 20, 2006,  payment date. The Company also expects to incur interest shortfalls for at least the next several years after the July 20, 2006, payment date.  The failure of the Company to pay all of the required  amounts of interest on the Timber Notes when due would constitute an event of default under the Indenture.

     In an effort to address  expected  cash  shortfalls,  and avoid an event of
default   under  the   Indenture,   the  Company  is  seeking  to  sell  certain
non-timberland  properties such as ranchlands and recreational areas, as well as certain  timberlands  ("Company Land Sale  Program").  There can be no assurance that these marketing efforts will be successful.

     To the extent that the Company is unable to generate  sufficient  liquidity from the Company Land Sale Program or other sources, the Company expects that it will be forced to take  extraordinary  actions,  which may  include:  laying off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     Timber Note Payments
     In the event of a failure to pay  interest or principal on the Timber Notes in full when due, the trustee under the Indenture  ("Trustee") or the holders of at least 25% of the aggregate  outstanding  principal amount of the Timber Notes may cause all principal,  interest and other amounts related to the Timber Notes to become  immediately  due and payable.  Also, in the event of a failure by the
Company or Palco to perform its  respective  covenants or  agreements  under the
Master  Purchase  Agreement (see Note 6) or by Palco to perform its covenants or agreements under the Services  Agreement (see Note 6), which failure in the case of certain  covenants or agreements  continues for 30 days after notice from the
Trustee or the holders of 25% or more of the outstanding principal amount of the
Timber Notes, the holders of a majority of the aggregate  outstanding  principal amount of the Timber Notes may cause all  principal,  interest and other amounts related to the Timber Notes to become immediately due and payable.  In the event of any such acceleration, the Agent under the Line of Credit may also accelerate the advances then outstanding thereunder.  If such accelerations of Timber Notes and/or  advances  under the Line of Credit  occur,  the Trustee may exercise all rights under the Indenture and related security  documents,  including  applying funds to pay  accelerated  amounts,  and selling the Company Timber Property and
Company  Timber  Rights  other  assets  and using the  proceeds  thereof  to pay accelerated  amounts.  In the event that the Company was to seek  protection  by filing under the U.S.  Bankruptcy Code ("Bankruptcy  Code"), all amounts related to the Timber Notes would become immediately due and payable under the Indenture and all advances under the Line of Credit  agreement could be  accelerated.  The foregoing  rights of the Trustee and holders of Timber Notes would be subject to the rights of the Company under the Bankruptcy  Code if it sought  protection by filing under the Bankruptcy Code.

     The Line of Credit  allows the Company to borrow up to one year's  interest on the Timber Notes.  On June 20, 2003,  the Line of Credit was extended to July
7, 2006. The Company  intends to request that the Line of Credit be extended for an additional period of not less than 364 days. If not extended, the Company may draw upon the full amount  available.  The amount drawn would be repayable in 12 semiannual  installments on each Timber Notes payment date (after the payment of certain  other items,  including the Aggregate  Minimum  Principal  Amortization
Amount, as defined, then due),  commencing  approximately two and one-half years following the date of the draw. At December 31, 2005,  the maximum  availability under the Line of Credit was $55.4  million,  and  outstanding  borrowings  were
$31.3 million.  At January 31, 2006, the maximum  availability under the Line of
Credit was $54.1 million,  after giving effect to principal payments made on the
January 20,  2006,  Timber Notes  payment  date and there were $54.9  million in borrowings outstanding under this facility.

     On the January 20, 2005,  Timber Notes payment date, the Company used funds available  under the Line of Credit to fund the  payment.  Prior to the July 20,
2005,  Timber Notes payment date, the Company requested that Palco make an early payment, equal to an expected $2.2 million cash shortfall, in respect of certain logs that had already been delivered to and purchased by Palco from the Company.
Palco approved and delivered the early log payment, which allowed the Company to fund the July 20, 2005,  cash  shortfall and pay all of the interest due. As the
January 20, 2006, Timber Notes payment date approached,  it became apparent that there would be a cash  shortfall of $2.3 million.  In January 2006,  the Company and MGI consummated a "Lump Sum Sale" (as such term is defined in the Indenture)
of specified  Company Timber.  In accordance  with the Indenture,  the specified
Company  Timber  was  released  from the liens  securing  the  Timber  Notes and purchased by MGI. The cash  purchase  price of $2.3 million paid in the Lump Sum
Sale,  was  calculated  using the SBE Prices  (see Note 6) for the first half of
2006,  and  provided the Company the  additional  funds needed to pay all of the interest due on the January 20, 2006, Timber Notes payment date.

     At December 31, 2005,  the balance in the  Scheduled  Amortization  Reserve
Account ("SAR Account" -see Note 5) was $75.9 million  (including  $52.9 million of Timber Notes held in the SAR Account and $23.0 million in cash), all of which is restricted for future principal payments on the Timber Notes. The SAR Account net  cash  balance  of $23.0  million  is  sufficient  to  cover  the  Scheduled
Amortization  (see "Timber Notes" section under Note 5) in 2006, but will not be sufficient to cover the Scheduled  Amortization on the January 20, 2007,  Timber
Note payment date and beyond.  Accordingly,  the  Company's  ability to make the
Scheduled  Amortization (see Note 5) payments on the Timber Notes beyond 2006 is dependent  upon the  Company's  ability  to sell all or a portion  of the Timber
Notes held in the SAR Account.  No assurance  can be given that the Company will be  successful  in its efforts to sell the Timber  Notes held in the SAR Account before the January 20,  2007,  Timber  Notes  payment date or as to the proceeds that might result from any such sale.

     Palco Liquidity Issues
     Palco and Britt are  currently  in default  under their $35.0  million term loan agreement  ("Palco Term Loan") and $30.0 million  revolving credit facility
("Palco  Revolving Credit  Facility").  Palco estimates that,  without necessary amendments to the Palco Term Loan and the Palco Revolving Credit Facility and/or
sufficient additional liquidity,  its cash flows from operations,  together with funds  available  from the Palco  Revolving  Credit  Facility,  will not provide sufficient  liquidity to fund Palco's  current level of operations  for the next several years. As of December 31, 2005, $34.7 million was outstanding  under the
Palco Term Loan, $24.0 million was outstanding  under the Palco Revolving Credit
Facility,  and $10.2  million of letters of credit  were  outstanding  under the
Palco Revolving Credit  Facility.  The Palco Revolving Credit Facility and Palco
Term Loan are each secured by a security  interest in the stock of Palco held by
MGI, and  substantially  all of the assets of Palco  (other than Palco's  equity interest in the Company).

     Without  waivers  of the  defaults  under the Palco Term Loan and the Palco
Revolving  Credit  Facility,  the lenders  may take any or all of the  following actions:  reduce the amount of funds  available  for  borrowing  under the Palco
Revolving Credit  Facility;  refuse to make new loans or to issue new letters of credit under the Palco Revolving Credit  Facility;  declare any or all loans and other  amounts  owed under the  agreement  to be  immediately  due and  payable;
require Palco and Britt to cash collateralize all outstanding  letters of credit under the Palco  Revolving  Credit  Facility;  or pursue  their other rights and remedies under the Palco Term Loan,  Palco Revolving Credit Facility and related security agreements.

     In an effort to reduce its overall  debt level,  Palco is in the process of marketing  certain assets ("Palco Asset Sale Program") and seeking other sources of liquidity.  The Palco Term Loan and the Palco Revolving  Credit Facility each contain provisions requiring that the net cash proceeds of specified asset sales be used to prepay amounts  outstanding  under the two  facilities.  Accordingly, proceeds  generated  from the Palco Asset Sale Program would not be available to fund working capital needs until the Palco Term Loan is paid in full.  There can be no assurance  that these  marketing  efforts will be successful or that Palco will be successful in securing  sufficient  additional  liquidity.

     In the event that Palco is unable to secure the necessary liquidity to fund its  expected  future  working  capital  shortfalls,  it would be forced to take extraordinary  actions,  which may include:  further  reducing  expenditures  by laying off employees,  shutting down various operations,  and seeking protection by filing under the Bankruptcy Code.

     Palco will require  additional  funds in order to meet its working  capital and capital expenditure requirements for the next several years. Palco's ability
to  meet  such  requirements   will  be  adversely   affected  should  Palco  be
unsuccessful  in its  efforts  to (i)  meet  planned  production  rates at a new sawmill that Palco  completed in 2005,  (ii) obtain  waivers of default from its term and  revolving  credit  lenders,  and (iii)  obtain  sufficient  additional liquidity from the Palco Asset Sale Program or from other sources.  Furthermore,
Palco's  cash flows from  operations  may be  adversely  affected by  diminished availability  of smaller  logs from the  Company or other third  parties,  lower lumber prices, adverse weather conditions, pending or future legal, legislative,
regulatory  and   environmental   matters,   or  continued   increased   funding
requirements  for its pension plan.  The  percentage of the logs  purchased from third parties that Palco uses in its lumber  operations is expected to increase.
Under the Master Purchase Agreement, Palco is required to pay for logs purchased from the Company by the 20th day of the  following  month,  whereas  payment for logs purchased from third parties are generally due upon delivery.  Accordingly,
Palco's working capital needs are likely to increase  substantially  during 2006 and beyond absent favorable regulatory action affecting the Company's THPs.

     With  respect to long-term  liquidity,  until such time as Palco is able to obtain or generate sufficient  liquidity,  there can be no assurances that Palco will be able to meet its working capital,  capital  expenditure and debt service obligations.  Liquidity,  capital  resources  and results of  operations  in the long-term  may continue to be adversely  affected by the same factors  affecting short-term cash flows from operations, as discussed above.

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

     Available-for-Sale Securities
     Management   determines  the  appropriate   classification   of  investment
securities at the time of purchase and re-evaluates  such designation as of each balance  sheet  date.  Available-for-sale  securities  are stated at fair market value,  with the  unrealized  gains and  losses,  net of tax,  reported in other comprehensive income (loss), a separate component of members' deficit.  Realized gains and losses and  declines  in value  judged to be  other-than-temporary  on available-for-sale  securities are included in investment  and interest  income.
Interest and dividends on securities classified as  available-for-sale  are also included in  investment  and interest  income.  The cost of  securities  sold is determined using the first-in, first-out method. The fair value of substantially all  securities  is  determined  by  quoted  market  prices.  The fair  value of marketable debt securities includes accrued interest.

     Prepaid Timber Harvesting Costs and Other Assets
     Direct costs  associated  with the  preparation of THPs are capitalized and reflected in prepaid timber  harvesting costs on the balance sheet.  These costs are  expensed  as the timber  covered by the  related  THP is  harvested.  Costs
associated  with  the  preparation  of  the  Company's   multi-species   habitat
conservation  plan  ("HCP") and the  Company's  sustained  yield plan "SYP," and together  with the HCP, the  "Environmental  Plans",  were  capitalized  and are reflected in other assets.  These costs are being  amortized on a  straight-line basis over 10 years.

     The carrying amounts of the Company's SYP and HCP intangible  assets are as follows (in millions):

                                                                                                December 31,
                                                                                         ---------------------------
                                                                                             2005        2004
                                                                                         ------------- -------------

SYP/HCP                                                                                  $    8.3      $   8.3
Less: Accumulated amortization                                                               (5.4)        (4.5)
                                                                                         ------------- -------------
                                                                                         $    2.9      $   3.8
                                                                                         ============= =============

     The  Company   evaluates  its  intangible  assets  with  finite  lives  for impairment whenever events or changes in circumstances indicate that such assets might be impaired.  The remaining  useful life of intangible  assets with finite lives are  evaluated  annually  to  determine  whether  events or  circumstances warrant changes in the estimated useful lives of such assets.

     Amortization  of intangible  assets for the years ended  December 31, 2005,
2004 and 2003, was $0.9 million per year. The estimated amortization expense for
2006 through 2008 is $0.9 million per year, and $0.2 million for 2009. Estimated amortization  will change if events or  circumstances  warrant  the  revision of estimated useful lives.

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

     Timber and Timberlands
     Timber and  timberlands  are  recorded at  historical  cost.  Depletion  is computed utilizing the units-of-production method based upon estimates of timber
quantities.   Periodically,   the  Company  will  review  its  depletion   rates
considering  currently  estimated   merchantable  timber  and  will  adjust  the
depletion rates prospectively.

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

     Gain and Loss Contingencies
     The Company is involved in various claims, lawsuits,  environmental matters and other proceedings  including those discussed in Note 7. Such matters involve uncertainty as to possible losses and potential gains the Company may ultimately realize  when one or more  future  events  occur or fail to occur.  The  Company accrues and charges to income  estimated  losses  (including  related  estimated legal fees) from  contingencies  when it is probable (at the balance sheet date)
that an asset has been impaired or liability incurred and the amount of loss can
be  reasonably  estimated.   The  Company  recognizes  gain  contingencies  when
realization is considered  possible.  Differences between estimates recorded and actual  amounts  determined  in  subsequent  periods  are  treated as changes in accounting  estimates (i.e.,  they are reflected in the financial  statements in the  period in which  they are  determined  to be  losses,  with no  retroactive restatement).

     Income Taxes
     The Company,  a single member limited  liability  company,  has not made an election to be treated as an  association  and,  therefore,  is disregarded as a separate  taxable entity solely for income tax purposes.  The Company is treated as a division of Palco for tax  purposes.  All income  taxes with respect to the
Company are shown on Palco's financial  statements,  and all deferred income tax assets  and  deferred  income tax  liabilities  with  respect to the  Company at
December 31, 2005 and 2004, are reflected in Palco's financial statements.

     Reclassifications
     Certain   reclassifications  have  been  made  to  prior  years'  financial statements to be consistent with the current year's presentation.  This includes the  reclassification  of: (i)  proceeds  from  restricted  cash from  financing activities  to investing  activities in the  Statements of Cash Flows,  and (ii)
restricted cash from cash and cash equivalents to restricted cash and marketable securities in the Balance Sheets and in the Statements of Cash Flows.

2.   Significant Acquisitions and Dispositions

     In November  2003,  the Company and Palco sold  approximately  681 acres of timberlands  within  an area  known as the  Grizzly  Creek  Grove.  The  Company received $8.2 million in cash, resulting in a gain of $7.5 million.

3.   Cash, Cash Equivalents, Marketable Securities and Other Investments

     Cash Equivalents
     Cash  equivalents  consist of highly liquid money market  instruments  with original  maturities  of three months or less. As of December 31, 2005 and 2004, carrying amounts of the Company's cash equivalents approximated fair value.

     Marketable Securities
     Available-for-sale  securities  generally  consist of U.S.  corporate  debt
securities,   U.S.  treasury   obligations,   and  other  debt  securities  with
contractual  maturities ranging from one year to five years. Amounts invested in auction rate securities are classified as marketable securities.

      The following is a summary of available-for-sale securities (in millions):

                                                                                                 December 31,
                                                                                          --------------------------
                                                                                              2005          2004
                                                                                          ------------ -------------
Cost                                                                                      $    27.6     $   15.9
Estimated fair value                                                                           27.6         15.8

     Interest and other income includes gross realized gains and losses on sales of available-for-sale securities for each of the three years in the period ended
December 31, 2005, as follows (in millions):

                                                                                     Years Ended December 31,
                                                                                ------------------------------------
                                                                                   2005        2004        2003
                                                                                ----------- ----------- ------------
Gross realized gains                                                            $      -     $    0.4    $     0.3
Gross realized losses                                                               (0.4)        (0.2)           -

     Net adjustments to unrealized holding gains (losses) on  available-for-sale securities,  included  as a  separate  component  of  member  deficit  were $0.2
million,   ($0.6)   million,   and  ($0.4)  million  in  2005,  2004  and  2003,
respectively.  Gross unrealized losses on investment  securities at December 31,
2005, were not material and there were no investment securities in an unrealized loss position for twelve months or more.

     Restricted  Cash,  Cash  Equivalents,   Marketable   Securities  and  Other
Investments

     Cash,  marketable  securities and other  investments  include the following amounts which are restricted  under the terms of the Company's  debt  agreements
(in millions):

                                                                                                December 31,
                                                                                        ----------------------------
                                                                                            2005          2004
                                                                                        ----------------------------
Current assets:
   Marketable securities, restricted:                                                   $    23.0      $   25.1
     Amounts held in SAR Account                                                        ----------------------------

Long-term  restricted cash, cash  equivalents,  marketable  securities and other investments:
   Amounts  held in SAR Account                                                              52.9          68.5
   Other  amounts  restricted under the Indenture                                             2.5           2.5
   Less:  Amounts  attributable to Timber Notes held in SAR Account                         (52.9)        (61.8)
                                                                                        ----------------------------
                                                                                              2.5           9.2
                                                                                        ----------------------------
Total restricted cash, cash equivalents, marketable securities and other investments    $     25.5       $ 34.3
                                                                                        ============================

     Amounts  in the SAR  Account,  which is a reserve  account  used to support principal  payments on the Timber Notes, are being held by the trustee under the
Indenture  to support  principal  payments on the Timber  Notes.  See Note 5 for further discussion on the SAR Account.

     Investments in Limited Partnerships

     Funds  held  in the  SAR  Account  include  interests  in  several  limited partnerships which invest in diversified  portfolios of common stocks and equity securities,  in addition to exchange  traded options,  futures,  forward foreign currency contracts, and other arbitrage  opportunities.  The Company's ownership percentages in these partnerships are not significant.  As of December 31, 2005, there were no investments in limited  partnerships.  As of December 2004,  these investments amounted to $16.0 million.

      Interest and other income includes income from the Company's investment in these partnerships for each of the three years in the period ended December 31,
2005, as follows (in millions):

                                                                                     Years Ended December 31,
                                                                                ------------------------------------
                                                                                   2005        2004        2003
                                                                                ----------- ----------- ------------
Earnings from investments in partnerships                                       $    2.0     $   0.5    $  2.2
                                                                                =========== =========== ============

4.   Property and Equipment

     The major classes of property and equipment are as follows  (dollar amounts
in millions):

                                                                                 Estimated        December 31,
                                                                                             -----------------------
                                                                                Useful Lives     2005        2004
                                                                                ------------ ----------- -----------
Logging roads                                                                   15 years     $    49.6    $   45.4
Other                                                                        5 - 15 years          2.3         2.3
                                                                                             ----------- -----------
                                                                                                  51.9        47.7
Less:  accumulated depreciation                                                                  (22.6)      (19.6)
                                                                                             ----------- -----------
                                                                                             $    29.3    $   28.1
                                                                                             =========== ===========

     Depreciation  expense for the years ended December 31, 2005,  2004 and 2003 was $2.9 million, $2.6 million and $2.2 million, respectively.

5.   Debt

     Timber Notes
     In July 1998, the Company issued $867.2 million aggregate  principal amount of Timber  Notes,  which are due July 20,  2028.  The  Timber  Notes are  senior secured obligations of the Company and do not constitute obligations of, and are not  guaranteed  by, Palco or any other person.  The Timber Notes were issued in three classes:  Class A-1 Timber Notes  aggregating  $160.7  million,  Class A-2
Timber Notes  aggregating  $243.2 million and Class A-3 Timber Notes aggregating
$463.3  million.  The Indenture  permits the Company to have  outstanding  up to
$75.0 million of non-recourse indebtedness to acquire additional timberlands, as well as to issue  additional  timber notes provided  certain  conditions are met
(including  repayment or redemption of the remaining  $36.6 million of Class A-1
Timber  Notes  and  that  the  remaining   Timber  Notes  meet  certain  ratings
standards). The Timber Notes and the Line of Credit are secured by a lien on (i)
the Company's  timber,  timberlands  and timber  rights,  (ii) certain  contract rights and other assets, (iii) the proceeds of the foregoing and (iv) funds held by the Trustee in various accounts relating to the Timber Notes. Amounts payable on the Timber Notes are paid semi-annually,  generally on January 20 and July 20 of each year (each, a "Note Payment Date").

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
Amounts in the SAR Account are part of the collateral  securing the Timber Notes and are used to make  principal  payments  to the  extent  that cash  flows from operations are  insufficient to pay Scheduled  Amortization on the Class A-1 and
Class A-2 Timber Notes.  In addition,  on or after January 20, 2014, any amounts then remaining in the SAR Account would be used to amortize the Class A-3 Timber
Notes.  Funds may be released to the Company  from the SAR Account if the amount in the account at that time exceeds the Required Scheduled  Amortization Reserve
Balance (as defined and set forth in the  Indenture).  If the balance in the SAR
Account falls below the Required Scheduled  Amortization  Reserve Balance, up to
50% of any  Remaining  Funds  (funds  that could  otherwise  be  released to the
Company free of the lien  securing the Timber  Notes) are required to be used on each monthly deposit date to replenish the SAR Account. As of December 31, 2005, the  amount  held in the SAR  Account  was  $45.4  million  below  the  Required
Scheduled Amortization Reserve Balance.

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

     The following  table presents (in millions) the  amortization of the Timber
Notes  outstanding  (excluding  $55.4 million face value of  repurchased  Timber
Notes held in the SAR  Account)  based on  Minimum  Principal  Amortization  and
Scheduled Amortization (subject to available cash):

                                                     Minimum
                                                    Principal        Scheduled
                                                  Amortization(1)  Amortization (2)
                                                 ---------------------------------
Years Ending December 31:
  2006                                            $    -               18.2
  2007                                                 -               26.5
  2008                                              11.6               25.0
  2009                                               8.7               19.6
  2010                                              13.3               22.8
  Thereafter                                       654.1              575.6
                                                 ---------------------------------
                                                 $ 687.7            $ 687.7
                                                 =================================

(1)  Minimum Principal Amortization amounts are net of additional amounts due in respect  of Timber  Notes held by the  Company  and also  reflect  payments previously  made in accordance  with  Scheduled  Amortization  in excess of
     Minimum Principal Amortization amounts.
(2)  Scheduled Amortization amounts are net of additional amounts due in respect of Timber Notes held by the Company.

     On the Note  Payment  Date in  January  2005,  the  Company  used the funds available  under the Line of Credit to pay the $28.5  million  of  interest  due
($26.3  million net of interest  due in respect of Timber  Notes held in the SAR
Account).  The Company  also repaid  $17.1  million of  principal  on the Timber
Notes, an amount equal to Scheduled Amortization ($10.6 million net of principal in respect of Timber Notes held in the SAR Account)  using funds held in the SAR
Account.

     On the Note Payment Date in July 2005,  the Company used its existing  cash resources,  all of the remaining funds  available under the Line of Credit,  and the  additional  funds made  available  from a $2.2 million early log payment by
Palco,  to pay all of the $27.9  million of interest  due ($25.9  million net of interest  due in respect of Timber Notes held in the SAR  Account).  The Company also repaid $8.0 million of principal  on the Timber  Notes,  an amount equal to
Scheduled Amortization ($5.0 million net of principal in respect of Timber Notes held in the SAR Account) using funds held in the SAR Account.

     On the Note  Payment  Date in January  2006,  the Company used its existing cash  resources,  all of the remaining funds available under the Company Line of
Credit,  and the  additional  funds made  available  from a $2.3 million  timber purchase by MGI, to pay all of the $27.7 million of interest due ($25.8  million net  interest  due in respect  of Timber  Notes  held in the SAR  Account).  The
Company  also repaid  $19.3  million of  principal on the Timber Notes an amount equal to Scheduled  Amortization  ($11.9  million net of principal in respect of
Timber Notes held in the SAR Account) using funds held in the SAR Account.

     During  2004,  $10.9  million  of funds from the SAR  Account  were used to repurchase  $11.0 million  principal  amount of Timber Notes, as permitted under the Indenture,  resulting in a loss of $0.3 million (net of unamortized deferred financing  costs)  on the  repurchase  of  debt.  During  2005,  there  were  no repurchases of Timber Notes.

     At December 31, 2005, the SAR Account balance was $75.9 million  (including
$52.9  million of Timber  Notes  held in the SAR  Account  and $23.0  million in cash),  all of which is restricted for future  principal  payments on the Timber
Notes.  The SAR Account net cash balance of $23.0 million is sufficient to cover
Scheduled  Amortization  in 2006, but will not be sufficient to cover  Scheduled
Amortization  on the January 20,  2007,  Timber  Note  payment  date and beyond.
Accordingly,  the Company's ability to make the Scheduled  Amortization payments on the Timber Notes beyond 2006 is dependent upon the Company's  ability to sell all or a portion of the Timber Notes held in the SAR Account.  No assurance  can be given that the Company will be  successful  in its efforts to sell its Timber
Note held in the SAR before the January 20, 2007,  Timber Notes  payment date or as to the proceeds that might result from any such sale.

     In the event of a failure to pay  interest or principal on the Timber Notes in full when due,  the Trustee or the  holders of at least 25% of the  aggregate outstanding  principal  amount of the  Timber  Notes  may  cause all  principal, interest and other amounts related to the Timber Notes to become immediately due and payable.  Also, in the event of a failure by the Company or Palco to perform its respective covenants or agreements under the Master Purchase Agreement or by
Palco to perform its covenants or agreements under the Services Agreement, which failure in the case of certain  covenants or  agreements  continues  for 30 days after  notice from the Trustee or the holders of 25% or more of the  outstanding principal amount of the Timber Notes, the holders of a majority of the aggregate outstanding  principal  amount of the  Timber  Notes  may  cause all  principal, interest and other amounts related to the Timber Notes to become immediately due and payable. In the event of any such acceleration,  the Agent under the Line of
Credit may also  accelerate the advances then  outstanding  thereunder.  If such accelerations  of Timber Notes and/or  advances  under the Line of Credit occur, the Trustee may  exercise all rights under the  Indenture  and related  security documents,  including applying funds to pay accelerated amounts, and selling the
Company Timber Property and Company Timber Rights and other assets and using the proceeds thereof to pay accelerated  amounts.  In the event that the Company was to seek  protection by filing under the Bankruptcy  Code, all amounts related to the Timber Notes would become  immediately  due and payable  under the Indenture and all advances under the Line of Credit  agreement could be  accelerated.  The foregoing  rights of the Trustee and holders of Timber Notes would be subject to the rights of the Company under the Bankruptcy  Code if it sought  protection by filing under the Bankruptcy Code.

     As of  December  31,  2005 and  2004,  the  estimated  fair  value of debt,
including   current   maturities,   was  $564.1  million  and  $591.2   million,
respectively. The estimated fair value of debt is determined based on the quoted market price for the Timber Notes.  The Timber Notes are thinly traded financial instruments;  accordingly,  their market price at any balance sheet date may not be representative of the price which would be derived from a more active market.

     Line of Credit

     The Line of Credit  allows the Company to borrow up to one year's  interest on the aggregate  outstanding principal balance of the Timber Notes. On June 20,
2003,  the Line of Credit was extended to July 7, 2006.  The Company  intends to request that the Line of Credit be extended for an additional period of not less than 364 days.  If not  extended,  the  Company  may draw  upon the full  amount available.  The amount drawn would be repayable in 12 semiannual installments on each Note Payment Date (after the payment of certain other items,  including the
Aggregate  Minimum  Principal   Amortization  Amount,  as  defined,  then  due),
commencing  approximately two and one-half years following the date of the draw.
At December  31,  2005,  the maximum  availability  under the Line of Credit was
$55.4 million,  and outstanding  borrowings  were $31.3 million.  At January 31,
2006, the maximum availability under the Line of Credit was $54.1 million, after giving  effect to principal  payments  made on the January 20, 2006 Note Payment
Date, and there were $54.9 million in borrowings outstanding.

     Borrowings  under the Line of Credit  generally  bear  interest at the Base
Rate (as defined in the agreement) plus 0.25% or at LIBOR plus 1.0% (at any time the borrowings have not been continually  outstanding for more than six months).
As  discussed  further  in  Note  1,  the  Company  is  experiencing   financial
difficulties  due to  regulatory  restrictions  on its ability to harvest.  As a result, the Company may not have adequate availability under the Company Line of
Credit and existing  resources  to pay the entire  amount of interest due on the
Timber Notes on July 20, 2006.  Such a failure to pay interest would  constitute an event of default under the Indenture.

     As  discussed  further  in Note 1, the  Company is  experiencing  financial difficulties due to regulatory  restrictions on its ability to harvest and other factors.  As a result, the Company may not have adequate funds to pay the entire amount of  interest  due on the Timber  Notes in July 2006.  Such an event would
constitute  an  event  of  default  under  the   Indenture.

6.   Related Party Transactions

     At the time of the Closing,  the Company and Palco entered into the "Master
Purchase  Agreement"  which  governs  all log  sales by the  Company  to  Palco.
Substantially  all of the  Company's  revenues  have  been and are  expected  to continue to be derived from the sale of logs to Palco.  The  harvested  logs are purchased  by Palco  (i.e.,  title  passes and the  obligation  to make  payment therefore is incurred)  at the time each log is  measured.  The Master  Purchase
Agreement contemplates that all sales of logs by the Company to Palco will be at fair market  value  (based on stumpage  prices) for each species and category of timber. The Master Purchase Agreement provides that if the purchase price equals or exceeds the applicable stumpage price for each species of timber and category thereof  ("SBE  Price")  as set  forth in the  most  recent  schedule  published periodically  by the  California  State Board of  Equalization  ("Harvest  Value
Schedule") and a structuring price set forth in a schedule to the Indenture, the purchase  price is deemed to be at fair  market  value.  If the  purchase  price equals or exceeds the SBE Price,  but is less than the structuring  price,  then the Company is required to engage an independent  forestry consultant to confirm that the purchase price reflects fair market value.

     SBE Prices  improved in 2005 versus 2004. In December 2005, the State Board of  Equalization  adopted the new Harvest  Value  Schedule for the first half of
2006. The prices published in that schedule reflected a 5.3% increase in the SBE
Price for small redwood logs and a 5.6% decrease for small Douglas-fir logs from the prices published for the second half of 2005.

     The Company and Palco also entered into a services agreement at the time of
Closing  ("Services  Agreement"),  pursuant to which Palco provides a variety of
operational,   management  and  related  services  in  respect  of  the  Company
Timberlands not provided by Company  employees,  including  reforestation,  fire protection and road maintenance,  rehabilitation and construction.  In addition,
Palco provides  services to the Company with respect to the defense of any legal challenges.  The  Company  pays a  Services  Fee  (as  defined  in the  Services
Agreement) in an initial amount of $107,000 per month adjusted annually based on a  designated  producer  price  index  and  reimburses  Palco  for  the  cost of constructing,  rehabilitating and maintaining roads and performing reforestation services.  For the years ended December 31, 2005, 2004, and 2003, $10.3 million,
$10.9 million, and $10.6 million,  respectively, was recorded under the Services
Agreement.

7.   Contingencies

     The following  describes  certain legal proceedings in which the Company or
Palco are involved.  The Company and Palco are also involved in various  claims, lawsuits  and other  proceedings  not  discussed  herein  which relate to a wide variety of matters. Uncertainties are inherent in the final outcome of those and the  below-described  matters,  and it is presently  impossible to determine the resolution of these matters or the actual costs that ultimately may be incurred.

     Various pending  judicial and  administrative  proceedings  could adversely affect  the  ability of the  Company to  implement  the HCP,  implement  certain approved  THPs,  or carry out other  operations,  as  discussed  below.  Certain pending matters are described below. The Services  Agreement  generally requires
Palco to  prepare  and file on  behalf  of the  Company  (at  Palco's  cost) all pleadings and motions, and otherwise  diligently pursue,  appeals of any denial, and defense of any challenge to approval,  of any THP or the Environmental Plans or similar plan or permit and related matters.

     Environmental Plans
     From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP. The SYP was intended to comply with  regulations of the California
Department of Forestry and Fire Protection ("CDF") requiring timber companies to demonstrate  sustained yield,  i.e. that their projected  average annual harvest for any decade  within a 100-year  planning  period  will not exceed the average annual  growth  level at the end of the  100-year  planning  period.  The forest practice  rules  allow  companies  which do not have a  sustained  yield plan to follow  alternative  procedures to document  compliance with the sustained yield requirements.  As discussed  below,  on October 31, 2003,  the Court hearing the
EPIC-SYP/Permits  lawsuit  entered  a  judgment  invalidating  the  SYP  and the incidental  take permits issued by California  pursuant to the HCP  ("California
Permits"),  although that decision was reversed in December 2005. As a result of an earlier stay order issued in this case and the trial court's judgment, Palco from  October  2002 until March 2005  obtained  review and  approval of its THPs under an alternative  procedure in the California forest practice rules known as
"Option C". Option C is available to landowners who have submitted an "Option A"
plan to the CDF for review (as was done by Palco).  An approved Option A plan is an alternative to obtaining approval of a sustained yield plan. Palco's Option A plan  ("Option A Plan") was  approved by the CDF in March  2005.  The Company is currently  relying  upon its  Option A Plan to obtain  THP  approvals,  and will likely continue to do so in the future.

     The  HCP  and  related  incidental  take  permits  issued  by  the  federal government  pursuant to the HCP ("Federal  Permits") allow incidental  "take" of certain  federally listed species located on the Company  Timberlands so long as there is no  "jeopardy"  to the  continued  existence of such  species.  The HCP identifies  the measures to be  instituted in order to minimize and mitigate the anticipated  level  of  take to the  greatest  extent  practicable.  The HCP and
Federal Permits have terms of 50 years. Since the consummation of the Headwaters
Agreement  in March  1999,  there  has  been a  significant  amount  of work and
additional  costs  required  in  connection  with  the   implementation  of  the
Environmental  Plans and this work and the  additional  costs  are  expected  to continue for the foreseeable future.

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

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow  within the  Company  Timberlands.  On the  Company  Timberlands,  the
relevant  contaminant  is  simple  sediment  - dust,  dirt and  gravel - that is abundant  in  watercourses  largely as a function of the area's  normally  heavy rainfall  and soil that  erodes  easily.  The  Company  expects  the  process of establishing  TMDLs to continue  into 2010. In December  1999,  the EPA issued a report dealing with TMDLs on two of the nine watercourses.  The agency indicated
that the  requirements  under the HCP would  significantly  address the sediment issues that  resulted in TMDL  requirements  for these  watercourses.  The North
Coast Water Board has begun the process of  establishing  the TMDL  requirements applicable to two other watercourses on the Company Timberlands, with a targeted completion  of 2007 for these two  watercourses.  The Company's  scientists  are actively  working  with North Coast Water Board staff to ensure that these TMDLs recognize and incorporate the environmental  protection measures of the HCP. The final TMDL  requirements  applicable  to the  Company  Timberlands  may  require aquatic  protection  measures that are different from or in addition to those in the HCP or that result from the  prescriptions  to be developed  pursuant to the watershed analysis process provided for in the HCP.

     For each of the winter  periods since 2002, the Company and Palco have been required to submit reports on sediment  discharges and erosion control practices to the North Coast Water Board in order to conduct winter harvesting  operations in the  Freshwater  and Elk  River  watersheds.  After  consideration  of  these reports, the North Coast Water Board imposed requirements on the Palco Companies to  implement  additional  mitigation  and erosion  control  practices  in these watersheds  for each of these winter  operating  periods.  The North Coast Water
Board has also  extended the  requirements  for certain  mitigation  and erosion control practices in three additional watersheds (Bear, Jordan and Stitz Creek).
The Palco Companies and the North Coast Water Board are currently in discussions to determine  what these measures will be. The  requirements  imposed to date by the North  Coast  Water  Board have  significantly  increased  operating  costs;
additional  requirements  imposed in the future could further increase costs and cause additional delays in THP approvals.

     The North Coast Water Board has also issued a clean up and abatement  order for the Elk River  watershed  ("Elk River Order"),  which is aimed at addressing existing  sediment  production  sites through clean up actions.  The North Coast
Water Board has also  initiated the process which could result in similar orders for the  Freshwater  and Bear Creek  watersheds,  and is  contemplating  similar actions  for the  Jordan and Stitz  Creek  watersheds.  The Elk River  Order has resulted in  increased  costs to Palco that could extend over a number of years.
Additional orders in other watersheds  (should they be issued),  may also result in further cost  increases.  Palco's  appeal of the Elk River Order to the State
Water  Resources  Control  Board  ("State  Water  Board") was denied.  Palco has appealed the decision of the State Water Board in state court, but has held such appeal in abeyance until a decision was reached by the California  Supreme Court on the THP No.  520  lawsuit  (see  "-Contingencies").  Now that the  California
Supreme  Court has  reached a decision,  Palco is in the process of  considering whether or not to pursue its appeal of the Elk River Order.

     The  North  Coast  Water  Board in  December  2003  directed  its  staff to formulate  WWDRs for the  Freshwater  and Elk River  watersheds  on the  Company
Timberlands.  As harvesting activities on the Company Timberlands cannot readily be moved  between  watersheds  due to,  among  other  things,  historic  harvest patterns,  adjacency restrictions,  and the age classes of trees, development of
WWDRs and the other matters  described  herein are expected to result in reduced harvest in the future.  The staff of the North Coast Water Board has  circulated for public  review and  comment  draft  WWDRs for the  Freshwater  and Elk River watersheds. If these draft WWDRs are approved in their current form, there would likely be a significant adverse impact on current and future harvest levels.

     As WWDRs had not been formulated, the North Coast Water Board for some time failed to release  for harvest a number of the  Company's  THPs that had already been  approved by the other  governmental  agencies  which approve the Company's
THPs. In February  2005,  the Executive  Officer of the staff of the North Coast
Water Board  released  sufficient  THPs to allow the harvest of up to 50% of the harvest  limit  established  by the CDF for these two  watersheds  ("CDF Harvest
Limit").  On March 16, 2005,  the North Coast Water Board ordered the enrollment of additional  THPs that would allow the harvest of up to 75% of the CDF Harvest
Limit  for  these two  watersheds.  Third  parties  subsequently  appealed  this decision to the State Water Board. On June 16, 2005, the State Water Board heard this appeal and rendered a decision  ("State Water Board Order"),  which had the effect  of  disallowing  further  harvesting  on the  additional  25% of the CDF
Harvest  Limit  approved by the North Coast Water Board on March 16,  2005.  The
State  Water  Board's  decision  also  has the  effect  of  disallowing  further harvesting  in the  Freshwater  and Elk River  watersheds  until WWDRs for these watersheds are adopted by the North Coast Water Board.

     On July 14,  2005,  Palco  and the  Company  filed an action  entitled  The
Pacific Lumber Company and Scotia Pacific  Company LLC v. State Water  Resources
Control  Board,  et al. in (No.  CV050516)  in Humboldt  County  Superior  Court
("State  Water  Board  action")  appealing  the State  Water  Board  Order.  The companies'  appeal  requested  both a stay of the State  Water Board Order and a writ of mandate  seeking  reversal of the State Water Board  Order.  Following a
December 8, 2005, hearing on the companies' requests, the state court denied the request for a stay,  but granted a hearing on the request for a writ of mandate.
A hearing on the writ of mandate  was held on February 6, 2006 and Palco and the
Company await the court's decision.

     On September 2, 2005, the North Coast Water Board set hearings on the draft
WWDRs for September 14 and 15, 2005. On September 9, 2005, Palco and the Company
filed a petition in California  state court seeking an order  mandating that the
North Coast Water Board not take any further action on the proposed  WWDRs.  The petition alleged defects in the proposed WWDRs and the North Coast Water Board's hearing procedures.  The Company and Palco requested a preliminary injunction to prevent the North Coast Water Board from taking any further  action  until their petition is heard.  The Court  denied the  preliminary  injunctions  following a hearing on November 9, 2005,  and the Company and Palco  subsequently  dismissed the case.

     On February 17, 2006, the North Coast Water Board held a status  conference to  determine  a  timetable  for  consideration  and  approval  of  WWDRs in the
Freshwater and Elk River  watersheds.  Although a formal  timetable has not been published,  it appears  likely that WWDRs will not be approved  before May 2006.
Such a timetable would further reduce 2006 harvest levels.

     Effective  January 1, 2004,  California  Senate Bill 810 provides  regional water quality control boards with additional  authority  related to the approval of THPs on land within  impaired  watersheds.  The Company is  uncertain  of the operational and financial  effects which will ultimately result from Senate Bill
810;  however,  because  substantially all rivers and waterbodies on the Company
Timberlands  are  classified as  sediment-impaired,  implementation  of this law could result in additional delays in obtaining  approvals of THPs, lower harvest levels and  increased  costs and  additional  protection  measures  beyond those contained  in the  HCP.  Also see the  description  of the THP No.  520  lawsuit described below.

Contingencies

     Timber Harvest Litigation
     A California  state court had  invalidated  the SYP in connection  with two lawsuits filed against Palco,  as described  below,  which decision was appealed and was reversed  December 12, 2005. Other pending  judicial and  administrative proceedings,  as described below, could affect the Company's and Palco's ability to  implement  the HCP,  implement  certain  approved  THPs,  or carry out other operations.

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
CV-990445).  This action alleged,  among other things, various violations of the
California Endangered Species Act and the California  Environmental Quality Act,
and challenged, among other things, the validity and legality of the SYP and the
California Permits and sought, among other things, to prevent  implementation of
THPs approved in reliance upon these documents. In March 1999, a similar action, entitled  United  Steelworkers  of America,  AFL-CIO,  CLC, and Donald Kegley v.
California  Department  of Forestry  and Fire  Protection,  The  Pacific  Lumber
Company,  Scotia  Pacific  Company  LLC  and  Salmon  Creek  Corporation  ("USWA
lawsuit"),   was  filed  in  Humboldt  County  Superior  Court  (No.  CV-990452)
challenging the validity and legality of the SYP. The  EPIC-SYP/Permits and USWA lawsuits were consolidated for trial.

     Following  the  trial,  the  Court  in  October  2003  entered  a  judgment invalidating  the SYP and the  California  Permits and in September 2004 granted the  plaintiffs'  request for  reimbursement  of an aggregate of $5.8 million in attorneys'  fees and  other  expenses.  The  Palco  Companies  and the  State of
California  appealed both  decisions.  In December  2005,  the  appellate  court reversed the trial  court's  decision  invalidating  the SYP, and on January 11,
2006,  the  appellate  court  denied  plaintiffs'  petition for  rehearing.  The plaintiffs  have  appealed  the  appellate  court's  decision to the  California
Supreme  Court,  which has not yet indicated  whether it will review the matter.
The defendants'  appeal of the trial court's award of attorneys fee and expenses is still pending at the appellate court.

     In July  2001,  an action  entitled  Environmental  Protection  Information
Association v. Pacific Lumber,  Scotia Pacific Company LLC (No.  C01-2821)("Bear
Creek lawsuit") was filed in the U.S.  District Court for the Northern  District of  California,  and later  amended to add the EPA as a  defendant.  The lawsuit alleges that  harvesting  and other  forestry  activities  under  certain of the
Company's  approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff  asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning  timber  harvesting and road  construction  activities and is seeking to enjoin these  activities  until such permit has been obtained. The plaintiff also seeks civil penalties of up to
$27,500 per day for the alleged continued violation of the CWA. In October 2003, the Court upheld the validity of an EPA regulation  that exempts  harvesting and other forestry  activities from certain discharge  requirements.  Both state and federal agencies, along with Palco and other timber companies,  have relied upon this  regulation  for more than 25 years.  However,  the Court  interpreted  the regulation in such a way as to narrow the forestry operations that are exempted, thereby  limiting the  regulation's  applicability  and subjecting  culverts and ditches to permit requirements.  This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's  decision and its application to actual  operations.  The Company has  filed a motion  for  summary  judgment  on the  ground  that it has met the requirements  for a storm  water  pollution  prevention  permit  under a general permit issued by the State of California.  The plaintiff has also filed a motion for summary  judgment  seeking to establish  Palco's  liability for  discharging storm water without a permit.  A hearing on the two summary judgment motions was held on March 6, 2006, and the parties are awaiting a decision.

     Should the Court's  October 2003  decision  ultimately  become final and be held to apply to all of the Company's timber operations, it may have some or all of the following effects: imposing additional permitting requirements,  delaying approvals of THPs,  increasing  harvesting  costs,  and adding water  protection measures  beyond those  contained in the HCP.  The Company  believes  that civil penalties  should not be  awarded  for  operations  that  occurred  prior to the
Court's  decision  due to the  historical  reliance by timber  companies  on the regulation  and the  Company's  belief that the  requirements  under the HCP are adequate to ensure that sediment and pollutants  from  harvesting  activities on the Company Timber  Property will not reach levels  harmful to the  environment.
While the impact of a  conclusion  to this case that  upholds the  October  2003 ruling may be adverse,  the Company does not believe that such an outcome should have a material adverse impact on the Company's financial condition,  results of operations  or  liquidity.  Nevertheless,  due to the numerous ways in which the
Court's  interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

     On November 20, 2002,  two similar  actions  entitled  Alan Cook, et al. v.
Gary Clark,  et al. ("Cook action") and Steve Cave, et al. v. Gary Clark, et al.
("Cave action") were filed in Humboldt County Superior Court (No.'s DR020718 and
DR020719,  respectively),  which also name the Company and certain affiliates as defendants.  The Cook action  alleges,  among  other  things,  that  defendants'
logging  practices have  contributed to an increase in flooding along Freshwater
Creek (which runs through the Company Timberlands), resulting in personal injury and damage to the  plaintiffs'  properties.  Plaintiffs  further  allege that in order to have THPs approved in the affected  areas,  the  defendants  engaged in certain unfair  business  practices.  The plaintiffs  seek,  among other things, compensatory  and exemplary  damages,  injunctive  relief,  and appointment of a receiver to ensure that the  watershed  is  restored.  The Cave action  contains similar  allegations  and requests  similar relief with respect to the Elk River watershed  (a portion of which is  contained  on the  Company  Timberlands).  On
October 13, 2005, an action entitled Edyth Johnson, et.al v. Charles E. Hurwitz, an individual;  MAXXAM Inc. et al. (No.  DR040720) was filed in Humboldt  County
Superior Court ("Johnson action") and contains  allegations  similar to the Cave and Cook actions.  The Company does not believe the  resolution of these actions should result in a material adverse effect on its financial  condition,  results of operations or liquidity.

     On February 25,  2003,  the  District  Attorney of Humboldt  County filed a civil suit entitled The People of the State of California v. The Pacific  Lumber
Company,  Scotia  Pacific  Holding  Company and Salmon Creek  Corporation in the
Humboldt County Superior Court (No. DR030070)  ("Humboldt DA action").  The suit was filed under  California's  unfair competition law and alleges that the Palco
Companies used certain unfair  business  practices in connection with completion of  the  Headwaters  Agreement,  and  that  this  resulted  in  the  harvest  of significantly more trees under the Environmental Plans than would have otherwise been the case.  The suit sought a variety of remedies  including a civil penalty of $2,500 for each  additional  tree that has been or will be  harvested  due to this alleged  increase in harvest,  as well as restitution  and an injunction in respect of the additional timber harvesting  allegedly being conducted.  On June
14, 2005,  the Court  dismissed  this matter in its  entirety.  On September 19,
2005,  the  District  Attorney  appealed  this  decision,  however,  the Company believes that the dismissal  ruling has  substantially  diminished  its exposure with respect to this matter.

     On  November  2,  2004,  an  action   entitled   Environmental   Protection
Information Center v. U.S. Fish & Wildlife Service,  NOAA Fisheries,  et al.
(No. C04-4647) was filed in the U.S. District Court for the Northern District of
California  ("EPIC-USFWS/NOAA  lawsuit").  This lawsuit alleges that two federal
agencies  have  violated  certain  federal  laws  and  related   regulations  in
connection  with their oversight of the HCP and Federal  Permits.  The plaintiff also alleges that the Federal Permit for the northern spotted owl was unlawfully issued and asserts several claims,  including that the Palco Companies  violated
California's  unfair  competition  law by using  false  advertising  and  making misleading  environmental  claims.  The  plaintiff  seeks a variety of  remedies including  requiring  additional  actions by the federal agencies and precluding them from authorizing take of the northern spotted owl, an injunction  requiring the Palco Companies to cease certain  alleged  unlawful  activities,  as well as restitution  and  remediation  by the  Company  and  Palco.  On April 22,  2005,
pursuant  to motions to dismiss  filed by the Palco  Companies  and the  federal defendants,  the Court dismissed several of the claims,  significantly  reducing the scope of the case. On February 6, 2006, plaintiffs voluntarily dismissed the remaining claims.

     On August 8, 2005, an action  entitled  Center for Biological  Diversity v.
California  Department  of Fish and Game,  et al. (No.  05CS01166)  was filed in
Sacramento  County Superior Court against the California  Department of Fish and
Game ("CDFG") and the Palco  Companies  seeking to overturn and prevent CDFG and the Palco  Companies  from taking any action to  implement  or rely upon certain
CDFG  "Consistency  Determinations"  issued in February 2005.  Following various court  proceedings,  this case was  voluntarily  dismissed  by the  plaintiff in
January 2006.

     On November  16,  2001,  Palco  filed a case  entitled  The Pacific  Lumber
Company, et al. v. California State Water Resources Control Board (No. DR010860)
in Humboldt  County  Superior  Court ("THP No. 520  lawsuit")  alleging that the
State Water Board had no legal authority to impose mitigation measures that were requested  by the staff of the North  Coast  Water  Board  during the THP review process and  rejected by the CDF prior to approving  the THP.  When the staff of the North Coast Water Board  attempted  to impose these  mitigation  measures in spite of the CDF's  decision,  Palco  appealed to the State Water  Board,  which imposed certain of the requested  mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision,  and in January  2003,  the  Superior  Court  granted  Palco's  request  for an order invalidating the imposition of these additional measures.  The State Water Board appealed this decision,  and on March 18, 2004, the appellate court reversed the decision of the Superior  Court.  Palco  appealed the decision of the  appellate court to the  California  Supreme  Court.  On January 30, 2006,  the  California
Supreme  Court  issued a  decision  denying  Palco's  appeal and  upholding  the appellate  court's  decision.  The  adverse  outcome of the THP No. 520  lawsuit confirms the authority the regional and state water boards and their staffs have been  exercising  over  harvesting  from the Company  Timberlands,  resulting in controls and limitations beyond those provided for by the Environmental Plans.

     In December  2005,  the Company and Palco filed a claim (the  "Claim") with the California  Victim  Compensation  and  Government  Claims Board (the "Claims
Board") against the North Coast Water Board, the State Water Board and the State
of California  (Claim No.  G558159).  The Claim alleges that the defendants have substantially impaired the contractual and legal rights of the Company and Palco under the  Headwaters  Agreement  and the related  permits,  authorizations  and approvals. The Claim also alleges that the actions of the defendants have caused the companies  substantial  damages,  but does not specify an amount.  While the
Claims Board has indicated  that it is  investigating  the matter,  it failed to approve or deny the claim by the statutory  deadline.  As a result, the Claim is by operation of law treated as having been denied, and the Company and Palco may now file a claim for damages in  California  state court.  The Company and Palco are considering how best to proceed with respect to this matter.

8.   Comprehensive Loss and Member Deficit

     Comprehensive loss includes the following (in millions):

                                                                                    Years Ended December 31,
                                                                            ----------------------------------------
                                                                                2005          2004         2003
                                                                            ------------- ------------ -------------
Net loss                                                                     $ (13.1)      $  (19.8)    $   (5.3)
Other comprehensive loss:
  Change in value of available-for-sale investments                              0.2           (0.6)        (0.4)
                                                                            ------------- ------------ -------------
Total comprehensive loss                                                     $ (12.9)      $  (20.4)    $   (5.7)
                                                                            ============= ============ =============

     A  reconciliation  of the  activity  in member  deficit is as  follows  (in millions):

                                                                                    Years Ended December 31,
                                                                            ----------------------------------------
                                                                                2005          2004         2003
                                                                            ------------- ------------ -------------
Balance at beginning of period                                               $ (431.6)     $ (411.2)   $ (405.5)
Comprehensive loss                                                              (12.9)        (20.4)       (5.7)
                                                                            ------------- ------------ -------------
Balance at end of period                                                     $ (444.5)     $ (431.6)   $  (411.2)
                                                                            ============= ============ =============

9.   Quarterly Financial Information (Unaudited)

     Summary  quarterly  financial  information for the years ended December 31,
2005 and 2004 is as follows (in millions):

                                                                            Three Months Ended
                                                        ------------------------------------------------------------
                                                           March 31       June 30      September 30   December 31
                                                        ------------------------------------------------------------
2005:
  Log sales to Palco                                     $16.1         $ 17.4        $  25.7         $ 20.9
  Operating income                                         6.9            7.0           14.2           11.9
  Net income (loss)                                       (6.6)          (5.8)           1.2           (1.9)

2004:
  Log sales to Palco                                     $15.9         $ 13.3        $  21.7         $ 15.5
  Operating income                                         7.9            6.1           12.0            8.4
  Net loss                                                (4.7)          (7.6)          (2.0)          (5.5)

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

     As of the end of the period covered by this report,  our management carried out an evaluation, under the supervision and with the participation of our Chief
Executive  Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of the Company's disclosure controls and procedures.  Based on the  evaluation,  our management,  including our Chief Executive  Officer and
Chief Financial Officer,  concluded that the Company's  disclosure  controls and procedures were effective as of December 31, 2005.

Changes in Internal Control over Financial Reporting

     Since  September  30,  2005,  there have been no  changes in the  Company's internal  controls over  financial  reporting  that  materially  affected or are reasonably  likely to materially  affect the internal  controls  over  financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

                         PART III

ITEMS 10-13.

      Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table sets forth the aggregate fees billed to the Company for professional services provided in 2005 and 2004 by Deloitte & Touche LLP, the Company's independent registered public accounting firm:

                                                                                         Years Ended December 31,
                                                                                        ----------------------------
                                                                                            2005           2004
                                                                                         ----------------------------
Audit Fees(1)                                                                           $  122,800     $   95,170
Audit-Related Fees(2)                                                                       20,000         15,500
Tax Fees                                                                                         -              -
All Other Fees                                                                                   -              -
                                                                                        -------------- -------------
         Total                                                                          $  142,800     $  110,670
                                                                                        ============== =============

(1)  Consists  of  professional  services  rendered  for the audit of the annual financial  statements  of the Company  and for the review of the  quarterly financial statements of the Company.
(2)  Consists of  professional  services  rendered  for  agreed-upon  procedures reports.

     The Company is an indirect wholly owned subsidiary of MAXXAM.  As such, the
Audit  Committee of MAXXAM's Board of Directors  ("Audit  Committee") is charged with the oversight  responsibility  as to the audit process of the Company.  The
Audit Committee has  responsibility  for appointing,  setting  compensation  and overseeing the work of the independent  registered  public  accounting  firm. In recognition  of this  responsibility,  the Audit  Committee's  Charter  requires pre-approval  by the Audit  Committee of all audit and non-audit  services to be furnished by the independent  registered  public accounting firm to the Company.
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

                           PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Index to Financial Statements

      1.   Financial Statements (included under Item 8):
           Report of Independent Registered Public Accounting Firm.............
           Balance Sheets at December 31, 2005 and 2004........................
           Statements of Loss for the Years Ended December 31, 2005, 2004 and 2003
           Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
           Notes to Financial Statements.......................................

      2.   Financial Statement Schedules:

           Schedules are inapplicable or the required information is included in the Financial Statements or the Notes thereto.

(b)   Exhibits

     Reference  is made to the  Index  of  Exhibits  immediately  preceding  the exhibits hereto, which index is incorporated herein by reference.

                       SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SCOTIA PACIFIC COMPANY LLC

Date:    March 14, 2006       By:                        ROBERT E. MANNE
                                  ---------------------------------------------------------------
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

Date:    March 14, 2006        By:                        J. KENT FRIEDMAN
                                   ---------------------------------------------------------------
                                                          J. Kent Friedman
                                                               Manager

Date:    March 14, 2006        By:                         EZRA G. LEVIN
                                   ---------------------------------------------------------------
                                                           Ezra G. Levin
                                                               Manager

Date:    March 14, 2006        By:                        ROBERT E. MANNE
                                   ---------------------------------------------------------------
                                                          Robert E. Manne
                                                              Manager

Date:    March 14, 2006        By:                        PAUL N. SCHWARTZ
                                   ---------------------------------------------------------------
                                                          Paul N. Schwartz
                                                                Manager

Date:    March 14, 2006        By:                          JACK M. WEBB
                                   ---------------------------------------------------------------
                                                            Jack M. Webb
                                                         Independent Manager

Date:    March 14, 2006        By:                          SID C. WEISS
                                   ---------------------------------------------------------------
                                                            Sid C. Weiss
                                                        Independent Manager

Date:    March 14, 2006        By:                         GARY L. CLARK
                                   ---------------------------------------------------------------
                                                           Gary L. Clark
                                       Vice President - Finance and Administration
                                                    and Chief Financial Officer
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
10.6 Implementation  Agreement with Regard to Habitat  Conservation Plan for the properties of Palco, the Company and Salmon Creek,  dated March 1, 1999, by and among the United  States  Department  of the Interior Fish and Wildlife
     Service ("USFWS"),  the National Marine Fisheries  Service,  the California
     Department of Fish and Game ("CDFG"),  the CDF and Pacific  Lumber,  Salmon
     Creek  Corporation  and the Company  (incorporated  herein by  reference to
     Exhibit 99.3 to the Company's Form 8-K dated March 19, 1999; "Company March
     19, 1999 Form 8-K")
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
10.12 Letter  agreement,  dated March 24, 2005,  between the Company and Bingham
     McCutchen  (incorporated  herein  by  reference  to  Exhibit  10.1  to  the
     Company's  Current Report on Form 8-K filed June 9, 2005; the "Company June
     9, 2005 Form 8-K")
10.13 Letter agreement, dated May 1, 2005, among the Company, Houlihan Lokey and
     Bingham McCutchen  (incorporated herein by reference to Exhibit 10.2 to the
     Company June 9, 2005 Form 8-K)
*10.14 Agreement  for Lump Sum  Purchase of Company  Timber,  dated  January 10,
     2006, between the Company and MGI
*31.1 Section 302 Certification of Chief Executive Officer
*31.2 Section 302 Certification of Chief Financial Officer
*32.1 Section 906 Certification of Chief Executive Officer
*32.2 Section 906 Certification of Chief Financial Officer