Form 10-Q
period 2006-05-10
SCOTIA PACIFIC CO LLC
filed 2006-05-10
CIK 1066797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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
                   Balance Sheets..............................................
                   Statements of Loss..........................................
                   Statements of Cash Flows....................................
                   Condensed Notes to Financial Statements.....................

         Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...............................

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk..

         Item 4.   Controls and Procedures.....................................

PART II.  -  OTHER INFORMATION

         Item 1.   Legal Proceedings...........................................
         Item 1A.  Risk Factors................................................
         Item 6.   Exhibits....................................................
         Signature ............................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS.........................................

                           SCOTIA PACIFIC COMPANY LLC

                                 BALANCE SHEETS
                            (In millions of dollars)

                                                                                         March 31,    December 31,
                                                                                           2006           2005
                                                                                      ------------------------------
                                                                                               (Unaudited)
Assets
Current assets:

  Cash and cash equivalents                                                           $      0.7       $    1.3
  Marketable securities, including restricted amounts of $13.1 and
     $23.0, respectively                                                                    14.1           24.2
  Receivables from Palco                                                                     0.5            4.5
  Prepaid timber harvesting costs                                                            6.3            6.0
  Other current assets                                                                       0.9            1.5
                                                                                      ------------------------------
      Total current assets                                                                  22.5           37.5
Timber and timberlands, net of accumulated depletion of $298.9 and
    $298.1, respectively                                                                   219.2          219.5
Property and equipment, net of accumulated depreciation of $23.3 and
    $22.6, respectively                                                                     29.0           29.3
Deferred financing costs, net                                                               10.1           10.5
Restricted cash, marketable securities and other investments                                 2.5            2.5
Intangible assets                                                                            2.7            2.9
                                                                                      ------------------------------
                                                                                      $    286.0       $  302.2
                                                                                      ==============================

Liabilities and Member Deficit
Current liabilities:
  Payables to Palco                                                                   $      0.3       $    1.1
  Accrued interest                                                                          11.3           23.8
  Deferred revenue                                                                           2.3              -
  Other accrued liabilities                                                                  1.5            2.4
  Short-term borrowings and current maturities of long-term debt, excluding $9.0 and $11.1, respectively, of repurchased Timber Notes held
      in the SAR Account                                                                    72.3           49.4
                                                                                      ------------------------------
      Total current liabilities                                                             87.7           76.7
Long-term debt, less current maturities and excluding $39.1 and $44.3,
   respectively, of repurchased Timber Notes held in the SAR Account                       653.1          669.6
Other noncurrent liabilities                                                                 0.2            0.4
                                                                                      ------------------------------

      Total liabilities                                                                    741.0          746.7

Contingencies (See Note 5)

Member deficit                                                                            (455.0)        (444.5)
                                                                                      ------------------------------
                                                                                      $    286.0       $  302.2
                                                                                      ==============================

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                               STATEMENTS OF LOSS
                            (In millions of dollars)

                                                            Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                             2006         2005
                                                         ------------ -------------
                                                                (Unaudited)

Log sales to Palco                                       $   8.8         $   16.1
                                                         ------------ -------------
Operating expenses:
  General and administrative                                 4.4              6.5
  Depletion, depreciation and amortization                   1.8              2.7
  Gain on sale of timberlands                               (0.7)               -
                                                         ------------ -------------
                                                             5.5              9.2
                                                         ------------ -------------
Operating income                                             3.3              6.9
                                                         ------------ -------------
Other income (expense):
  Interest and other income                                  0.2              0.3
  Interest expense                                         (14.0)           (13.8)
                                                         ------------ -------------
                                                           (13.8)           (13.5)
                                                         ------------ -------------
Net loss                                                 $ (10.5)        $   (6.6)
                                                         ============ =============

   The accompanying notes are an integral part of these financial statements.

                           SCOTIA PACIFIC COMPANY LLC

                            STATEMENTS OF CASH FLOWS
                            (In millions of dollars)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                              --------------------------
                                                                                  2006         2005
                                                                              ------------ -------------
                                                                                     (Unaudited)
Cash flows from operating activities:
                                                                              $    (10.5)     $  (6.6)
  Net loss
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depletion, depreciation and amortization                                         1.8          2.7
    Gains on sales of timberlands and other assets                                  (0.7)           -
    Amortization of deferred financing costs                                         0.3          0.4
    Increase (decrease) in cash resulting from changes in:
      Receivables from Palco                                                         4.0         (2.1)
      Prepaid timber harvesting costs                                               (0.3)         0.3
      Payables to Palco                                                             (0.8)        (0.4)
      Accrued interest                                                             (12.5)       (13.1)
      Deferred revenue                                                               2.3            -
      Other accrued liabilities                                                     (0.8)         0.5
      Other                                                                          0.5          0.3
                                                                              ------------ -------------
      Net cash used for operating activities                                       (16.7)       (18.0)
                                                                              ------------ -------------
Cash flows from investing activities:
  Sales and maturities of marketable securities                                     61.3         18.8
  Purchases of marketable securities                                               (61.1)       (18.3)
  Net proceeds from sale of assets                                                   0.8            -
  Net proceeds from restricted cash                                                  9.8          8.1
  Capital expenditures                                                              (1.1)        (2.2)
                                                                              ------------ -------------
      Net cash provided by investing activities                                      9.7          6.4
                                                                              ------------ -------------
Cash flows from financing activities:
  Principal payments on Timber Notes and other timber related debt                 (11.9)       (10.6)
  Borrowings under line of credit agreement, net                                    18.3         22.2
                                                                              ------------ -------------
      Net cash provided by financing activities                                      6.4         11.6
                                                                              ------------ -------------
Net decrease in cash and cash equivalents                                           (0.6)           -
Cash and cash equivalents at beginning of period                                     1.3          0.5
                                                                              ------------ -------------
Cash and cash equivalents at end of period                                    $      0.7      $   0.5
                                                                              ============ =============
Supplemental disclosure of cash flow information:
  Interest paid                                                               $     26.2      $  26.5

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

     The financial  statements  included  herein are  unaudited;  however,  they include all  adjustments of a normal  recurring  nature which, in the opinion of management,  are necessary for a fair presentation of the financial  position of the Company at March 31, 2006,  the results of  operations  for the three months ended March 31,  2006 and 2005,  and the cash flows for the three  months  ended
March 31, 2006 and 2005.  The  Company is a wholly  owned  subsidiary  of Palco, which is a wholly  owned  subsidiary  of MGI.  MGI is an indirect  wholly  owned subsidiary of MAXXAM.

     Liquidity and Cash Resources

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's operations and liquidity. The ability to harvest Company Timber depends in large part upon the  Company's  ability to obtain  regulatory  approval  of THPs.  The
Company has experienced  difficulties  and delays in the approval of its THPs as the result of regulatory and litigation challenges, and expects these challenges to persist.  Moreover,  the Company  expects to continue to  experience  further
difficulties,   limitations   and   delays   in  being   able  to   harvest   on
previously-approved  THPs due to, among other things, actions by the North Coast
Water Board (see below).  The  foregoing  matters  have  resulted in declines in actual and expected harvest levels and cash flows,  significant increases in the cost of  logging  operations  and  increased  costs  related  to timber  harvest litigation,  all of which have severely and  negatively  impacted the historical cash flows of both the Company and Palco.  These adverse effects are expected to continue.

     The North  Coast Water  Board is  requiring  the Company and Palco to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North Coast Water Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River  watersheds on the Company  Timberlands.  As harvesting  activities on the
Company  Timberlands  cannot  readily be moved between  watersheds due to, among other things,  historic harvest patterns,  adjacency  restrictions,  and the age classes of trees,  development  of WWDRs and the other matters  described in the
"Regulatory and Environmental  Factors" section of Note 5 are expected to result in reduced harvest and less  predictability  in the future  regarding the mix of logs  available for sale by the Company to Palco which  negatively  impacts cash flow.

     The North  Coast  Water Board for some time failed to release for harvest a number  of the  Company's  THPs  that had  already  been  approved  by the other governmental  agencies  which approve the Company's  THPs. The North Coast Water
Board  subsequently  allowed  harvesting  on a  portion  of the  approved  THPs;
however,  the State Water Board later disallowed  harvesting on a portion of the
THPs that had been released by the North Coast Water Board.  On May 8, 2006, the
North  Coast  Water  Board  adopted  WWDR's  for the  Freshwater  and Elk  River watersheds,  which  action has the effect of  allowing  harvesting  in these two watersheds to begin once THPs are released by the Executive Officer of the North
Coast Water Board.  There can be no assurance that the THPs related to these two watersheds  will  ultimately be released or harvested as planned in 2006 or that the action of the North  Coast  Water  Board will not be  appealed  to the State
Water Board.  While the Company  continues  to project  that its annual  harvest level over the ten-year period  beginning 2006 to be  approximately  100 million board feet per year, this projection is significantly  below historical  harvest levels,  and actual harvest levels may be even lower,  depending on the ultimate outcome of various assumptions.

     Liquidity Update
     In the absence of significant  regulatory  relief and  accommodations,  the
Company's  future annual timber  harvest  levels and cash flows from  operations will for at least the next several years be substantially  below both historical levels and the minimum levels necessary in order to allow the Company to satisfy its debt service obligations in respect of the Timber Notes.

     Due to regulatory  constraints  and adverse weather  conditions  during the first  quarter of 2006,  harvest  levels were lower than planned  resulting in a liquidity shortfall at the Company.  Consequently,  in January 2006 and again in
April 2006,  the Company  requested  and MGI  approved  timber  purchases  which provided the Company an aggregate of $4.4 million of additional liquidity to pay its expenses.

     On the Timber  Notes  payment  date in January  2006,  the Company used its existing cash resources,  all of the remaining funds available under the Line of
Credit,  and the  additional  funds made  available  from a $2.3 million  timber purchase by MGI, to pay all of the $27.7 million of interest due ($25.8  million net of interest  due in respect of Timber  Notes held in the SAR  Account).  The
Company  also repaid  $19.3  million of  principal  on the Timber  Notes  ($11.9 million net of principal in respect of Timber Notes held in the SAR Account), an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     Management  estimates  that its cash flows from  operations,  together with funds  available  under the Line of Credit  and other  available  funds  will be insufficient,  by a substantial amount, to pay the entire amount of the interest due on the July 20,  2006,  payment  date.  The  Company  also  expects to incur additional interest shortfalls over at least the next several years. The failure of the  Company to pay all of the  interest  on the Timber  Notes when due would constitute an event of default under the Indenture.

     In an effort to address the expected shortfall on the July 20, 2006 payment date, and other future expected cash  shortfalls,  the Company has initiated the
Land Sale Program whereby the Company is seeking to sell certain  non-timberland properties  such as  ranchlands  and  recreational  areas,  as  well as  certain timberlands.  There can be no  assurance  that these  marketing  efforts will be successful.

     To the extent that the Company is unable to generate  sufficient  liquidity from the Land Sale Program or other sources, the Company expects that it will be forced to take extraordinary actions,  which may include:  laying off employees, shutting  down various  operations,  and seeking  protection by filing under the
Bankruptcy Code.

     Palco Liquidity Update
     Palco  continues  to  experience  liquidity  shortfalls.  The  most  recent liquidity  shortfalls result primarily from a continued  imbalance in the mix of log  inventories,  a reduction  in log supply  from the Company and  operational inefficiencies related to the large log processing line at the Scotia sawmill.

     In the first quarter of 2006 and again in April 2006,  additional liquidity was needed at Palco and Palco borrowed an aggregate of $19.0 million from MGI to meet its cash shortfalls.

     As of December 31, 2005 and March 31, 2006, Palco and Britt were in default under  the  Palco  Term  Loan and the Palco  Revolving  Credit  Facility  due to
financial covenant breaches.  Palco estimates that, without necessary amendments to the Palco Term Loan and the Palco  Revolving  Credit  Facility and sufficient additional  working  capital,  it will have  insufficient  liquidity to fund its anticipated  cash shortfalls in 2006 and its planned level of operations for the next several years. Palco is pursuing  discussions with its lenders in an effort to resolve the defaults and obtain additional  liquidity  necessary to fund 2006 and future liquidity needs. There can be no assurance that Palco will be able to resolve the defaults and obtain  additional  liquidity  necessary to fund future expected cash shortfalls.

     In an effort to reduce its overall  debt  level,  Palco has  initiated  the
Palco Asset Sale Program whereby Palco is marketing certain assets, and Palco is also  seeking  other  sources  of  liquidity.  The Palco Term Loan and the Palco
Revolving  Credit Facility each contain  provisions  requiring that the net cash proceeds from asset sales be used to prepay  amounts  outstanding  under the two facilities.  Accordingly,  proceeds  generated from the Palco Asset Sale Program would not be available to fund working  capital  needs until the Palco Term Loan is paid in full. There can be no assurance that these marketing  efforts will be successful or that Palco will be successful  in securing  sufficient  additional liquidity.

     In the event that Palco is unable to secure the necessary liquidity to fund
its  expected  future  liquidity   shortfalls,   it  would  be  forced  to  take
extraordinary  actions,  which may include:  further  reducing  expenditures  by laying off employees,  shutting down various operations,  and seeking protection by filing under the Bankruptcy Code.

     In  addition to the  material  adverse  effects  being  experienced  by the
Company and Palco due to continuing  regulatory,  environmental  and  litigation difficulties,  there can be no  assurance  that  certain  other  pending  legal,
regulatory  and  environmental  matters  or  future  governmental   regulations,
additional  litigation,   legislation,  judicial  or  administrative  decisions,
adverse  weather  conditions,  or low lumber or log  prices,  will not also have material  adverse effects on the financial  condition,  results of operations or liquidity of the Company's operations.  See Note 5 for further discussion of the regulatory  and  environmental  matters  and  legal  proceedings  affecting  the
Company's operations.

Reclassifications

     Certain   reclassifications  have  been  made  to  prior  years'  financial statements to be consistent with the current year's presentation.  This includes the  reclassification  of  cash  held  in  brokerage  accounts  from  marketable securities  to cash  and  cash  equivalents  in the  Balance  Sheets  and in the
Statements of Cash Flows.

Use of Estimates and Assumptions

     The  preparation  of financial  statements  in accordance  with  accounting principles  generally  accepted in the United States of America requires the use of estimates and assumptions  that affect (i) the reported amounts of assets and liabilities  (ii) the disclosure of contingent  assets and liabilities  known to exist as of the date the  financial  statements  are  published  and  (iii)  the
reported  amount  of  revenues  and  expenses   recognized  during  each  period
presented.   The  Company  reviews  all  significant   estimates  affecting  its
consolidated financial statements on a recurring basis and records the effect of any  necessary  adjustments  prior to filing the financial  statements  with the
Securities and Exchange  Commission.  Adjustments made to estimates often relate to improved information not previously available.  Uncertainties are inherent in such estimates and related assumptions; accordingly, actual results could differ from these estimates.

     Risks and  uncertainties  are inherent with respect to the ultimate outcome of the  matters  discussed  in Note  5.  The  results  of a  resolution  of such uncertainties  could have a material effect on the Company's financial position, results of operations or liquidity.

2.   New Accounting Standards

     Exchanges of Nonmonetary Assets
     In December  2004,  the FASB issued SFAS No. 153.  SFAS No. 153 is based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair value of the assets exchanged.  The adoption of SFAS No. 153 on January
1, 2006, did not have an impact on the Company's financial statements.

     Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154,  which changes the  requirements applicable to accounting for and reporting of a change in accounting  principle.
SFAS No.  154  requires  retrospective  application  of  changes  in  accounting principle to prior periods' financial statements,  unless it is impracticable to determine  either the  period-specific  effects or the cumulative  effect of the change.  SFAS No. 154 is effective for  accounting  changes and  corrections  of errors made in fiscal years  beginning  after December 15, 2005. The adoption of
SFAS No.  154 on  January  1,  2006,  did not have an  impact  on the  Company's financial statements.

3.   Restricted  Cash,  Cash  Equivalents,   Marketable   Securities  and  Other
     Investments

     Cash, cash equivalents, marketable securities and other investments include the following amounts which are restricted under the terms of the Company's debt agreements (in millions):
                                                                                        March 31,     December 31,
                                                                                           2006           2005
                                                                                     -------------------------------
Amounts held in SAR Account:
  Current portion of restricted marketable securities and other investments            $ 13.1         $  23.0
  Long-term portion of restricted marketable securities and other investments            44.8            52.9

  Less:  Amounts attributable to Timber Notes held in SAR Account                       (44.8)          (52.9)
                                                                                     -------------------------------
   Total amounts held in SAR Account                                                     13.1            23.0
Other amounts restricted under the Indenture                                              2.5             2.5
                                                                                     -------------------------------
Total restricted cash, cash equivalents, marketable securities and other investments $   15.6         $  25.5
                                                                                     ===============================
4.   Debt

     Line of Credit
     The Line of Credit  allows the Company to borrow up to one year's  interest on the aggregate  outstanding principal balance of the Timber Notes. On June 20,
2003, the Line of Credit was extended to July 7, 2006. The Company has requested an extension of the Line of Credit,  but there can be no assurance that the Line of Credit will be extended. If not extended,  the Company may draw upon the full amount  available.  The amount drawn would, to the extent of available funds, be repayable in 12 semiannual installments on each Timber Notes payment date (after the payment of certain other items,  including the Aggregate  Minimum  Principal
Amortization  Amount, as defined,  then due),  commencing  approximately two and one-half  years  following the date of the draw. At March 31, 2006,  the maximum availability  under  the Line of  Credit  was  $54.1  million,  and  outstanding borrowings were $49.6 million.

     Timber Notes
     On the Timber  Notes  payment  date in January  2006,  the Company used its existing cash resources,  all of the remaining funds available under the Line of
Credit,  and the  additional  funds made  available  from a $2.3 million  timber purchase by MGI, to pay all of the $27.7 million of interest due ($25.8  million net of interest  due in respect of Timber  Notes held in the SAR  Account).  The
Company  also repaid  $19.3  million of  principal  on the Timber  Notes  ($11.9 million net of principal in respect of Timber Notes held in the SAR Account), an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     As discussed in Note 1, the Company is experiencing  financial difficulties due to regulatory  restrictions  on harvesting and other  factors.  As a result, management  estimates that its cash flows from  operations,  together with funds available  under  the  Line  of  Credit  and  other  available  funds,  will  be insufficient,  by a substantial amount, to pay the entire amount of interest due on the July 20, 2006,  payment date. Such an event would  constitute an event of default  under  the  Indenture.  In the event of a failure  to pay  interest  or principal on the Timber Notes in full when due, the Trustee or the holders of at least 25% of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest and other amounts  related to the Timber Notes to become  immediately  due and  payable.  Also,  in the event of a failure  by the
Company or Palco to perform its  respective  covenants or  agreements  under the
Master  Purchase  Agreement or by Palco to perform its  covenants or  agreements under the Services Agreement,  which failure in the case of certain covenants or agreements continues for 30 days after notice from the Trustee or the holders of
25% or more of the outstanding principal amount of the Timber Notes, the holders of a majority of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest and other amounts related to the Timber Notes to become  immediately due and payable.  In the event of any such  acceleration, the  Agent  under the Line of  Credit  may also  accelerate  the  advances  then outstanding.  If such  accelerations  of Timber Notes and/or  advances under the
Line of Credit  occur,  the Trustee may exercise all rights under the  Indenture and related  security  documents,  including  applying funds to pay  accelerated amounts, and selling the Company Timberlands and Company Timber Rights and other assets and using the proceeds thereof to pay accelerated  amounts.  In the event that the Company were to seek  protection by filing under the  Bankruptcy  Code, all amounts related to the Timber Notes would become immediately due and payable under  the  Indenture  and all  advances  under  the  Line of  Credit  could  be accelerated.  The  foregoing  rights of the Trustee and holders of Timber  Notes would be subject to the rights of the Company  under the  Bankruptcy  Code if it sought protection by filing under the Bankruptcy Code.

     U.S. Bank, the Trustee under the Indenture  resigned effective May 1, 2006.
The Company has  appointed  Deutsche  Bank  National  Trust Company as successor
Trustee under the Indenture, which appointment was accepted and became effective
May 1, 2006.

     At March 31, 2006, the SAR Account balance was $57.9 million (consisting of
$44.8  million of Timber  Notes  held in the SAR  Account  and $13.1  million in cash),  all of which is restricted for future  principal  payments on the Timber
Notes. Such cash is sufficient to cover Scheduled Amortization in 2006, but will not be sufficient to cover the Scheduled  Amortization  on the January 20, 2007,
Timber Notes payment date and beyond. Accordingly, the Company's ability to make
Scheduled  Amortization  payments on the Timber  Notes  beyond 2006 is dependent upon the Company's  ability to sell all or a portion of the Timber Notes held in the SAR Account.  No assurance  can be given that the Company will be successful in its  efforts to sell the  Timber  Notes  held in the SAR  Account  before the
January 20,  2007,  Timber Notes  payment date or as to the proceeds  that might result from any such sale.

5.   Regulatory and Environmental Factors and Contingencies

     Regulatory and Environmental Factors
     Regulatory and environmental  matters and litigation have had a significant adverse  effect on the  Company's  business,  which is  subject  to a variety of
California and federal laws and  regulations,  as well as the HCP,  dealing with timber harvesting  practices,  threatened and endangered species and habitat for such species, air and water quality and other matters. Compliance with such laws and regulations also plays a significant role in the Company's business.

     Environmental Plans
     From March 1999 until October 2002, the Company prepared THPs in accordance with the  SYP.  The SYP was  intended  to  comply  with  regulations  of the CDF requiring  timber  companies to  demonstrate  sustained  yield,  i.e. that their projected  average  annual  harvest  for any decade  within a 100-year  planning period  would not  exceed  the  average  annual  growth  level at the end of the
100-year planning period.  These regulations allow companies which do not have a sustained  yield plan to follow  alternative  procedures to document  compliance
with   the   sustained   yield    requirements.    As   discussed   below   (see
"-Contingencies-Timber  Harvest  Litigation"),  on October 31,  2003,  the Court
hearing the  EPIC-SYP/Permits  lawsuit entered a judgment  invalidating the SYP, although an appellate court reversed that decision in December 2005. As a result of an earlier  stay  order and the trial  court's  judgment,  the  Company  from
October 2002 until March 2005 obtained  review and approval of its THPs under an alternative procedure in the California forest practice rules known as Option C.
Option C is available to landowners who have submitted an "Option A" plan to the
CDF for  review  (as  was  done  by  Palco).  An  approved  Option  A plan is an alternative  to  obtaining  approval of a sustained  yield plan.  The  Company's
Option A plan was  approved by the CDF in March 2005.  The Company is  currently relying upon its Option A Plan to obtain THP approvals, and will likely continue to do so in the future.

     The Federal Permits allow  incidental  "take" of certain  federally  listed species located on the Company  Timberlands so long as there is no "jeopardy" to the continued  existence of such species.  The HCP identifies the measures to be instituted  in order to minimize and mitigate the  anticipated  level of take to the greatest  extent  practicable.  The HCP and Federal Permits have terms of 50 years.  Since the consummation of the Headwaters  Agreement in March 1999, there has  been a  significant  amount  of  work  and  additional  costs  required  in connection with the implementation of the Environmental Plans, and this work and the additional costs are expected to continue for the foreseeable future.

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

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow  within the  Company  Timberlands.  On the  Company  Timberlands,  the
relevant  contaminant  is  simple  sediment  - dust,  dirt and  gravel - that is abundant  in  watercourses  largely as a function of the area's  normally  heavy rainfall  and soil that  erodes  easily.  The  Company  expects  the  process of establishing  TMDLs to continue  into 2010. In December  1999,  the EPA issued a report dealing with TMDLs on two of the nine watercourses.  The agency indicated
that the  requirements  under the HCP would  significantly  address the sediment issues that  resulted in TMDL  requirements  for these  watercourses.  The North
Coast  Water  Board is in the  process  of  establishing  the TMDL  requirements applicable to two other watercourses on the Company Timberlands, with a targeted completion  of 2007 for these two  watercourses.  The Company's  scientists  are actively  working  with North Coast Water Board staff to ensure that these TMDLs recognize and incorporate the environmental  protection measures of the HCP. The final TMDL  requirements  applicable  to the  Company  Timberlands  may  require aquatic  protection  measures that are different from or in addition to those in the HCP or that result from the  prescriptions  to be developed  pursuant to the watershed analysis process provided for in the HCP.

     For each of the winter  periods since 2002, the Company and Palco have been required to submit reports on sediment  discharges and erosion control practices to the North Coast Water Board in order to conduct winter harvesting  operations in the  Freshwater  and Elk  River  watersheds.  After  consideration  of  these reports, the North Coast Water Board imposed requirements on the Palco Companies to  implement  additional  mitigation  and erosion  control  practices  in these watersheds  for each of these winter  operating  periods.  The North Coast Water
Board has also  extended the  requirements  for certain  mitigation  and erosion control practices to three additional watersheds (Bear, Jordan and Stitz Creek).
The Palco Companies and the North Coast Water Board are currently in discussions to determine  what these measures will be. The  requirements  imposed to date by the North  Coast  Water  Board have  significantly  increased  operating  costs;
additional  requirements  imposed in the future could further increase costs and cause additional  delays in THP approvals.  The North Coast Water Board has also issued the Elk River  Orders,  which are aimed at addressing  existing  sediment production sites through clean up actions.

     The North  Coast  Water Board has also  initiated  the  process  that could result in similar orders for the Freshwater  and Bear Creek  watersheds,  and is contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk
River Orders have resulted in increased  costs to Palco that could extend over a number of years. Additional orders for other watersheds (should they be issued), may also result in further cost increases.

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

     As WWDRs had not been formulated, the North Coast Water Board for some time failed to release  for harvest a number of the  Company's  THPs that had already been  approved by the other  governmental  agencies  which approve the Company's
THPs. In February  2005,  the Executive  Officer of the staff of the North Coast
Water Board  released  sufficient  THPs to allow the harvest of up to 50% of the
CDF Harvest  Limit.  On March 16, 2005,  the North Coast Water Board ordered the enrollment of  additional  THPs that would allow the harvest of up to 75% of the
CDF Harvest Limit for these two watersheds.  Third parties subsequently appealed this decision to the State Water Board.  On June 16, 2005, the State Water Board
heard this appeal and issued the State Water Board  Order,  which had the effect of disallowing further harvesting on the additional 25% of the CDF Harvest Limit approved  by the North  Coast  Water  Board on March 16,  2005.  The State Water
Board's  decision also had the effect of disallowing  further  harvesting in the
Freshwater and Elk River watersheds until WWDRs for these watersheds are adopted by the North  Coast  Water  Board.  On May 8, 2006,  the North Coast Water Board
adopted WWDR's for the Freshwater and Elk River watersheds, which action has the effect of allowing  harvesting  in these two  watersheds  to begin once THPs are released by the Executive  Officer of the North Coast Water Board.  There can be
no assurance  that the THPs related to these two watersheds  will  ultimately be released or  harvested  as planned in 2006 or that the action of the North Coast
Water Board will not be appealed  to the State  Water  Board.  While the Company continues to project  that its annual  harvest  level over the  ten-year  period beginning  2006 to be  approximately  100  million  board  feet per  year,  this projection is significantly  below historical harvest levels, and actual harvest levels  may  be  even  lower,  depending  on the  ultimate  outcome  of  various assumptions.

     On July 14, 2005,  the Company and Palco filed the State Water Board action appealing the State Water Board Order.  The companies'  appeal  requested both a stay of the State Water Board  Order and a writ of mandate  seeking  reversal of the State  Water  Board  Order.  Following  a December  8, 2005,  hearing on the companies'  requests,  the Court  denied the request  for a stay,  but granted a hearing on the request  for a writ of mandate.  A hearing on the writ of mandate was held on  February  6,  2006.  The Court  issued a ruling on April 27,  2006, granting  Palco's  writ,  thus  requiring the State Water Board to set aside its
June 16, 2005 order.  The Court  remanded the matter to the State Water Board to reconsider  whether the North Coast Water Board's  enrollment of additional THPs was proper. Further proceedings before the State Board have yet to be scheduled.
A hearing on whether to stay the North Coast Water Board's enrollments until the
State  Water  Board  reconsiders  the  merits of the  enrollments  is  currently scheduled for May 15, 2006.

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

Contingencies

     Various other pending judicial and administrative proceedings, as described below,  could affect the  Company's  and Palco's  ability to implement  the HCP, implement  certain  approved THPs, or carry out other  operations.  The Services
Agreement  requires  Palco to  prepare  and file on  behalf of the  Company  (at
Palco's  cost) all  pleadings  and motions,  and  otherwise  diligently  pursue, appeals of any denial,  and defense of any challenge to approval,  of any THP or the Environmental Plans or similar plan or permit and related matters.

     In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged, among other things,  various violations of the California Endangered Species Act and the  California  Environmental  Quality  Act,  and  challenged,  among other things,  the  validity and  legality of the SYP and the  California  Permits and sought,  among  other  things,  to prevent  implementation  of THPs  approved in reliance upon these documents.  A similar action, the USWA lawsuit, was filed on the same day, and the two actions were consolidated for trial.

     Following  the  trial,  the  Court  in  October  2003  entered  a  judgment invalidating  the SYP and the  California  Permits and in September 2004 granted the  plaintiffs'  request for  reimbursement  of an aggregate of $5.8 million in attorneys'  fees and  other  expenses.  The  Palco  Companies  and the  State of
California  appealed both  decisions.  On December 12, 2005, an appellate  court reversed the trial court's  decision  invalidating  the SYP. The plaintiffs have appealed the appellate court's decision to the California  Supreme Court,  which has  indicated it will review the matter.  The  defendants'  appeal of the trial court's award of attorneys'  fees and expenses is still pending at the appellate court. There can be no assurance that this appeal will be successful.

     In July 2001, the Bear Creek lawsuit was filed and later amended to add the
EPA as a defendant.  The lawsuit  alleges  that  harvesting  and other  forestry activities  under  certain  of  the  Company's  approved  THPs  will  result  in discharges of pollutants in violation of the CWA. The plaintiff asserts that the
CWA requires the  defendants to obtain a permit from the North Coast Water Board before  beginning  timber  harvesting  and road  construction  activities and is seeking to enjoin  these  activities  until such permit has been  obtained.  The plaintiff  also seeks civil  penalties  of up to $27,500 per day for the alleged continued  violation of the CWA. In October 2003,  the Court upheld the validity of an EPA regulation that exempts harvesting and other forestry  activities from certain  discharge  requirements.  Both state and federal  agencies,  along with
Palco and other timber companies, have relied upon this regulation for more than
25 years.  However,  the Court  interpreted  the  regulation in such a way as to
narrow  the  forestry  operations  that  are  exempted,   thereby  limiting  the
regulation's  applicability  and  subjecting  culverts  and  ditches  to  permit requirements. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved  issues  involving  interpretation  of the Court's decision  and its  application  to actual  operations.  The  Company has filed a motion for summary  judgment on the grounds that it has met the requirements for a storm water pollution prevention permit under a general permit,  issued by the
State of California.  The plaintiff has also filed a motion for summary judgment seeking to establish  Palco's  liability for  discharging  storm water without a permit. A hearing on the two summary judgment motions was held on March 6, 2006.
On April  28,  2006,  the  Court  denied  both  motions  and the  litigation  is proceeding.

     Should the Court's  October 2003  decision  ultimately  become final and be held to apply to all of the timber  operations  of the Palco  Companies,  it may have  some  or all of the  following  effects:  imposing  additional  permitting requirements,  delaying  approvals of THPs,  increasing  harvesting  costs,  and adding water protection  measures beyond those contained in the HCP. The Company believes that civil penalties should not be awarded for operations that occurred prior to the Court's decision due to the historical reliance by timber companies on the regulation and the Company's belief that the  requirements  under the HCP are adequate to ensure that sediment and pollutants from  harvesting  activities on the Company  Timberlands  will not reach levels  harmful to the  environment.
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

     On November 20, 2002, the Cook action and the Cave action were filed, which name the Company and certain affiliates as defendants.  The Cook action alleges, among other things,  that defendants'  logging  practices have contributed to an increase in flooding  along  Freshwater  Creek  (which runs  through the Company
Timberlands),  resulting  in  personal  injury  and  damage  to the  plaintiffs'
properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs  seek,  among  other  things,  compensatory  and  exemplary  damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored.  The Cave action contains  similar  allegations  and requests  similar relief with respect to the Elk River  watershed (a portion of which is contained on the Company  Timberlands).  On October 13, 2005, the Johnson action was filed and contains  allegations similar to the Cave and Cook actions. The Company does not believe the resolution of these actions should result in a material  adverse effect  on its  consolidated  financial  condition,  results  of  operations  or liquidity.

     On February 25, 2003,  the District  Attorney of Humboldt  County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair  business  practices in connection with completion of the Headwaters  Agreement,  and that this resulted in the harvest of  significantly  more trees than would have  otherwise been the case. The suit sought a variety of remedies  including a civil penalty of $2,500 for each  additional tree that has been or will be harvested due to this alleged increase in harvest,  as well as restitution and an injunction in respect of the additional  timber harvesting  allegedly being conducted.  On June 14, 2005, the
Court dismissed this matter in its entirety. On September 19, 2005, the District
Attorney  appealed  this  decision,  however,  the  Company  believes  that  the dismissal and prior rulings of the Court  substantially  diminished the exposure of the Palco Companies with respect to this matter.

     In December  2005,  the Company and Palco filed the  California  Headwaters action.  The  California  Headwaters  action  alleges that the  defendants  have substantially impaired the contractual and legal rights of the Company and Palco under the  Headwaters  Agreement  and the related  permits,  authorizations  and approvals. The California Headwaters action also alleges that the actions of the defendants have caused the companies  substantial  damages, but does not specify an amount.  While the Claims Board has indicated  that it is  investigating  the matter, it failed to approve or deny the claim by the statutory  deadline.  As a result,  the  California  Headwaters  action is by  operation  of law treated as having been  denied,  and Palco may now file a claim for  damages in  California state  court.  The Company and Palco are  considering  how best to proceed  with respect to this matter.

     The Company is involved in other claims,  lawsuits and  proceedings.  While uncertainties  are  inherent  in the final  outcome  of such  matters  and it is presently  impossible  to  determine  the actual  costs that  ultimately  may be incurred or their effect on the Company, management believes that the resolution of such  uncertainties  and the  incurrence of such costs should not result in a material  adverse  effect  on the  Company's  financial  condition,  results  of operations or liquidity.

6.   Comprehensive Loss and Member Deficit

     Comprehensive loss includes the following (in millions):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                --------------------------
                                                                                    2006         2005
                                                                                ------------ -------------
Net loss                                                                        $    (10.5)  $      (6.6)
Other comprehensive income (loss):
  Net change in fair value of available-for-sale investments                             -           0.2
                                                                                ------------ -------------
Total comprehensive loss                                                        $    (10.5)  $      (6.4)
                                                                                ============ =============

      A reconciliation of the activity in member deficit is as follows (in millions):
                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                --------------------------
                                                                                    2006          2005
                                                                                ------------ -------------

Balance at beginning of period                                                  $   (444.5)  $    (431.6)
Comprehensive loss                                                                   (10.5)         (6.4)
                                                                                ------------ -------------
Balance at end of period                                                        $   (455.0)  $    (438.0)
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

     The  Company's  business  has  become  increasingly  unpredictable  due  to continued  regulatory  constraints,  ongoing  litigation  challenges  and  other factors. Additionally, the Company's business is somewhat seasonal, with its net sales having  historically  been higher in the months of April through  November than in the  months of  December  through  March.  Management  expects  that the
Company's revenues and cash flows will continue to be unpredictable and somewhat seasonal.  Accordingly,  the  Company's  results  for  any one  quarter  are not necessarily indicative of results to be expected for the full year.

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to adversely affect the Company's operations.  See Item
1.  "Business-Regulatory and Environmental Factors," and Item 1A. "Risk Factors"
of the Form 10-K and Note 5 for information regarding these matters.  Regulatory compliance  and related  litigation  have caused and are expected to continue to cause delays in approval of THPs and delays in  harvesting on THPs once they are approved.  This  has  resulted  and is  expected  to  continue  to  result  in a significant decline in harvest and increased costs.

     The cash flows of the Company and Palco have both been  adversely  impacted by the failure of the North Coast Water Board to release for harvest a number of already-approved  THPs.  The Company's  management  has  concluded  that, in the absence of  significant  regulatory  relief and  accommodations,  the  Company's annual timber  harvest levels and cash flows from  operations  will for at least several  years be  substantially  below both  historical  levels and the minimum levels necessary to allow the Company to satisfy its debt service obligations in respect of the Timber  Notes.  The Company  projects  that,  without  additional liquidity,  its cash flows from operations,  together with funds available under the Line of Credit,  will be insufficient,  by a substantial  amount, to pay the entire  amount of interest due on the July 20, 2006,  payment date on its Timber
Notes.  The Company also expects to incur  interest  shortfalls for at least the next several years after the July 20, 2006, Timber Notes payment date.

     Palco and Britt are in default  under the $35.0 million Palco Term Loan and the $30.0 million  asset-based Palco Revolving Credit Facility.  Palco estimates that without  necessary  amendments to these credit  agreements  and  sufficient additional  working  capital,  it  will  have  insufficient  liquidity  to  fund anticipated  cash shortfalls in 2006 and its planned level of operations for the next several  years.  For further  information,  see  "-Financial  Condition and
Investing and Financing Activities-Operations."

     In the event that Palco is unable to secure the necessary liquidity to fund
its  expected  future  liquidity   shortfalls,   it  would  be  forced  to  take
extraordinary  actions,  which may include:  further  reducing  expenditures  by laying off employees,  shutting down various operations,  and seeking protection by filing under the Bankruptcy Code. To the extent that the Company is unable to generate sufficient  liquidity from the Land Sale Program or other sources,  the
Company expects that it will be forced to take extraordinary  actions, which may include:  laying off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     Furthermore,  there can be no assurance  that certain other pending  legal,
regulatory  and  environmental  matters  or  future  governmental   regulations,
additional  litigation,   legislation,  judicial  or  administrative  decisions,
adverse  weather  conditions,  or low lumber or log  prices,  will not also have material  adverse  effects  on the  Company's  financial  condition,  results of operations  or liquidity.  See Item 1.  "Business-Regulatory  and  Environmental
Factors," Item 1A. "Risk  Factors," and Item 3. "Legal  Proceedings" of the Form
10-K and Note 5  ("Regulatory  and  Environmental  Factors"  and  "Contingencies
Timber Harvest  Litigation") for further  information  regarding  regulatory and legislative matters and legal proceedings relating to the Company's operations.

     Log Sales to Palco
     The following  table  presents  price,  volume and revenue  amounts for the
Company for the periods indicated (revenues in millions).

                                       Three Months Ended March 31, 2006       Three Months Ended March 31, 2005
                                     -------------------------------------------------------------------------------
                                                     Price                                   Price
                                                    $/MBFE       Revenues         MBFE       $/MBFE      Revenues
                                     MBFE
                                     ----------- ------------- ------------- ----------- ------------- -------------
Redwood                                  8,668       $927          $8.0         16,300       $827          $13.5
Douglas Fir                              1,273        552           0.7          4,500        562            2.5
Other                                      196        309           0.1            700         59            0.1
                                     -----------               ------------- ------------               -------------
                                        10,137       $868          $8.8         21,500        747          $16.1
                                     ===========               ============= ============               =============

     For the three  months  ended March 31,  2006,  the Company  experienced  an overall 45% decrease in revenues and a 53% decrease in sales volume  compared to the three months ended March 31, 2005.  The decrease in revenue is  attributable to the decrease in sales volume,  partially offset by an increase in the average realized  price of redwood  logs.  For the first three months of 2006,  revenues increased 5% as a result of price increases.

     Operating Income and Net Loss
     Operating  income decreased by $3.6 million in the first quarter of 2006 as compared to the same period of 2005 primarily due to the decreased  sales volume discussed  above.  The $0.7  million  gain on sale of  timberlands  in the first quarter  of 2006 was offset by  expenses  related  to the  Company's  efforts to secure additional liquidity and restructuring of debt.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the meaning of the PSLRA. See the statement in Item 2. above for cautionary information with respect to such forward-looking statements.

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's operations and liquidity. The ability to harvest Company Timber depends in large part upon the  Company's  ability to obtain  regulatory  approval  of THPs.  The
Company has experienced  difficulties  and delays in the approval of its THPs as the result of regulatory and litigation  challenges and expects these challenges to persist.  Moreover,  the Company  expects to continue to  experience  further
difficulties,   limitations   and   delays   in  being   able  to   harvest   on
previously-approved  THPs due to, among other things, actions by the North Coast
Water Board (see below).  The  foregoing  matters  have  resulted in declines in actual and expected harvest levels and cash flows,  significant increases in the cost of  logging  operations  and  increased  costs  related  to timber  harvest litigation,  all of which have severely and  negatively  impacted the historical cash flows of both the Company and Palco.  These adverse effects are expected to continue.

     The North  Coast Water  Board is  requiring  the Company and Palco to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North Coast Water Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River  watersheds on the Company  Timberlands.  As harvesting  activities on the
Company  Timberlands  cannot  readily be moved between  watersheds due to, among other things,  historic harvest patterns,  adjacency  restrictions,  and the age classes of trees,  development  of WWDRs and the other matters  described in the
"Regulatory and Environmental  Factors" section of Note 5 are expected to result in reduced harvest and less  predictability  in the future  regarding the mix of logs  available for sale by the Company to Palco which  negatively  impacts cash flow.

     The North  Coast  Water Board for some time failed to release for harvest a number of THPs that had already been approved by the other governmental agencies which  approve the  Company's  THPs.  The North  Coast Water Board  subsequently allowed harvesting on a portion of the approved THPs;  however,  the State Water
Board  later  disallowed  harvesting  on a  portion  of the  THPs  that had been released by the North Coast Water Board.  On May 8, 2006,  the North Coast Water
Board adopted WWDR's for the Freshwater and Elk River  watersheds,  which action has the effect of allowing harvesting in these two watersheds to begin once THPs are released by the Executive Officer of the North Coast Water Board.  There can
be no assurance that the THPs related to these two watersheds will ultimately be released or  harvested  as planned in 2006 or that the action of the North Coast
Water Board will not be appealed  to the State  Water  Board.  While the Company continues to project  that its annual  harvest  level over the  ten-year  period beginning  2006 to be  approximately  100  million  board  feet per  year,  this projection is significantly  below historical harvest levels, and actual harvest levels  may  be  even  lower,  depending  on the  ultimate  outcome  of  various assumptions.

     Liquidity Update
     Due to its highly leveraged  condition,  the Company is more sensitive than less leveraged companies to factors affecting its operations,  including low log prices,  governmental  regulation and  litigation  affecting  timber  harvesting operations on the Company  Timberlands (see Item 1A. "Risk Factors," of the Form
10-K and Note 5), and general economic conditions. The Company's cash flows from operations are  significantly  impacted by harvest  volumes and log prices.  The
Master  Purchase   Agreement   between  the  Company  and  Palco  (see  Item  1.
"Business-Operation  of Company Timberlands" of the Form 10-K) contemplates that all sales of logs by the Company to Palco will be at fair market value (based on stumpage  prices) for each species and category of timber.  The Master  Purchase
Agreement  provides  that if the purchase  price equals or exceeds the SBE Price and a structuring  price set forth in a schedule to the Indenture,  the purchase price is deemed to be at fair market  value.  If the  purchase  price  equals or exceeds the SBE Price, but is less than the structuring  price, then the Company is required to engage an  independent  forestry  consultant  to confirm that the purchase price  reflects fair market value.  In January 2006, the State Board of
Equalization  adopted the new Harvest Value Schedule for the first half of 2006.
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

     Due to regulatory  constraints  and adverse weather  conditions  during the first  quarter of 2006,  harvest  levels were lower than planned  resulting in a liquidity shortfall at the Company.  Consequently,  in January 2006 and again in
April 2006,  the Company  requested  and MGI  approved  timber  purchases  which provided the Company an aggregate of $4.4 million of additional liquidity to pay its expenses.

     On the Timber  Notes  payment  date in January  2006,  the Company used its existing cash resources,  all of the remaining funds available under the Line of
Credit,  and the  additional  funds made  available  from a $2.3 million  timber purchase by MGI, to pay all of the $27.7 million of interest due ($25.8  million net of interest  due in respect of Timber  Notes held in the SAR  Account).  The
Company  also repaid  $19.3  million of  principal  on the Timber  Notes  ($11.9 million net of principal in respect of Timber Notes held in the SAR Account), an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     Management  estimates  that its cash flows from  operations,  together with funds  available  under the Line of Credit  and other  available  funds  will be insufficient,  by a substantial amount, to pay the entire amount of the interest due on the July 20,  2006,  payment  date.  The  Company  also  expects to incur additional interest shortfalls over at least the next several years. The failure of the  Company to pay all of the  interest  on the Timber  Notes when due would constitute an event of default under the Indenture.

     In an effort to address the expected shortfall on the July 20, 2006 payment date,  and other future  expected  cash  shortfalls  has initiated the Land Sale
Program whereby the Company is seeking to sell certain non-timberland properties such as ranchlands and recreational areas, as well as certain timberlands. There can be no assurance that these marketing efforts will be successful.

     To the extent that the Company is unable to generate  sufficient  liquidity from the Land Sale  Program  or other  sources,  the  Company  expects  that the
Company will be forced to take extraordinary actions, which may include:  laying off  employees,  shutting  down various  operations,  and seeking  protection by filing under the Bankruptcy Code.

     Palco Liquidity Update
     Palco  continues  to  experience  liquidity  shortfalls.  The  most  recent liquidity  shortfalls result primarily from a continued  imbalance in the mix of log  inventories,  a reduction  in log supply  from the Company and  operational inefficiencies related to the large log processing line at the Scotia sawmill.

     In the first quarter of 2006 and again in April 2006,  additional liquidity was needed at Palco and Palco borrowed an aggregate of $19.0 million from MGI to meet its cash shortfalls.

     As of December 31, 2005 and March 31, 2006, Palco and Britt were in default under  the  Palco  Term  Loan and the Palco  Revolving  Credit  Facility  due to
financial covenant breaches.  Palco estimates that, without necessary amendments to the Palco Term Loan and the Palco  Revolving  Credit  Facility and sufficient additional  working  capital,  it will have  insufficient  liquidity to fund its anticipated  cash shortfalls in 2006 and its planned level of operations for the next several years. Palco is pursuing  discussions with its lenders in an effort to resolve the defaults and obtain additional  liquidity  necessary to fund 2006 and future liquidity needs. There can be no assurance that Palco will be able to resolve the defaults and obtain  additional  liquidity  necessary to fund future expected cash shortfalls.

     In an effort to reduce its overall  debt  level,  Palco has  initiated  the
Palco Asset Sale Program whereby Palco is marketing certain assets, and Palco is also  seeking  other  sources  of  liquidity.  The Palco Term Loan and the Palco
Revolving  Credit Facility each contain  provisions  requiring that the net cash proceeds from asset sales be used to prepay  amounts  outstanding  under the two facilities.  Accordingly,  proceeds  generated from the Palco Asset Sale Program would not be available to fund working  capital  needs until the Palco Term Loan is paid in full. There can be no assurance that these marketing  efforts will be successful or that Palco will be successful  in securing  sufficient  additional liquidity.

     In the event that Palco is unable to secure the necessary liquidity to fund
its  expected  future  liquidity   shortfalls,   it  would  be  forced  to  take
extraordinary  actions,  which may include:  further  reducing  expenditures  by laying off employees,  shutting down various operations,  and seeking protection by filing under the Bankruptcy Code.

     In  addition to the  material  adverse  effects  being  experienced  by the
Company and Palco, due to continuing  regulatory,  environmental  and litigation difficulties,  there can be no  assurance  that  certain  other  pending  legal,
regulatory  and  environmental  matters  or  future  governmental   regulations,
additional  litigation,   legislation,  judicial  or  administrative  decisions,
adverse  weather  conditions,  or low lumber or log  prices,  will not also have material  adverse effects on the financial  condition,  results of operations or liquidity of the Company's operations.  See Note 5 for further discussion of the regulatory  and  environmental  matters  and  legal  proceedings  affecting  the
Company's operations.

     Other Matters
     Effective  April 27,  2006,  the Company  provided  the  requisite 30 days'
notice that it was  terminating  its  previously-disclosed  engagement  with UBS pursuant to which UBS was  assisting the Company in seeking to  restructure  the
Timber Notes.

     Capital  expenditures  were $1.1 million for the first  quarter of 2006 and are expected to be between  $6.5  million and $7.0 million for the  remainder of
2006, subject to available cash.

Off-Balance Sheet Arrangements

     The  Company  does not have any  off-balance  sheet  financing,  other than
operating   leases   entered  into  in  the  normal   course  of  business,   or
unconsolidated  special purpose  entities.  The Company does not use derivatives for any of its treasury or risk management activities.

Trends

     Harvest  levels at the Company are  expected to decline  significantly,  as compared to historical  harvest levels, in 2006 and beyond.  Consequently,  cash flows from the Company's operations will not be sufficient for at least the next several  years to allow the Company to satisfy its debt service  obligations  in respect  of its  Timber  Notes.  In an effort to address  expected  future  cash shortfalls,  The Company is seeking to sell certain  non-timberlands  properties such as ranchlands and recreational areas, as well as certain timberlands. There can be no assurance that these marketing efforts will be successful.

     Palco is also expecting significant future cash shortfalls. In an effort to reduce its overall debt level,  Palco has commenced the Palco Asset Sale Program pursuant to which it is marketing  certain  assets,  and is also  seeking  other sources of liquidity.  There can be no assurance  that these  marketing  efforts will be  successful  or that Palco will be  successful  in  securing  sufficient additional liquidity.

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

New Accounting Pronouncements

     See Note 2 for a  discussion  of new  accounting  pronouncements  and their impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in  interest  rates  primarily  under the
Line of Credit.  As of March 31, 2006,  there were $49.6  million in  borrowings outstanding  under  all  variable  rate  facilities.  Based  on  the  amount  of borrowings  outstanding  under these  facilities  during the three  months ended
March 31, 2006, a 1% change in interest  rates  effective  from the beginning of the year would have  resulted in an increase or decrease in interest  expense of
$0.1 million.

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

     As of the end of the period covered by this report,  our management carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's management,  including our Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures.  Based on the  evaluation,  our management, including our Chief  Executive  Officer and Chief Financial  Officer,  concluded that the Company's disclosure controls and procedures were effective as of March
31, 2006.

     There have been no significant  changes in the Company's  internal controls or in other  factors  that  could  significantly  affect the  internal  controls subsequent to the date the Company completed its evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information set forth in Note 5 is incorporated herein by reference.

ITEM 1A. RISK FACTORS

     Part I, Item 1A of the Company's Form 10-K contains  important risk factors that could cause the Company's  actual results to differ  materially  from those projected in any forward-looking statement. The Company has amended and restated
the first item under "Risk Factors-Risks  Related to Regulatory Matters" to read as follows:

     Regulatory  and  legislative  actions have the power to limit the Company's harvest levels and require the Company and Palco to incur  additional  costs and have other adverse consequences.

     Regulatory and legislative  actions,  among others, are now having, or have the potential to have material adverse impacts on the Company and Palco:

     o    The North Coast Water Board has failed to release for harvest a number of  the  Company's  previously-approved  THPs,  reducing  current  and projected harvest levels significantly. Continued failure of the North
          Coast Water Board to release  THPs for harvest  would  worsen the cash flow  difficulties  of the Company  and Palco.  The staff of the North
          Coast Water Board has adopted WWDRs for the  Freshwater  and Elk River watersheds,  which  action has the effect of  allowing  harvesting  in these two  watersheds to begin once THPs are released by the Executive
          Officer of the North Coast Water Board. There can be no assurance that the THPs related to these two watersheds  will  ultimately be released or  harvested as planned in 2006 or that the action of the North Coast
          Water Board will not be appealed  to the State Water  Board.  If there are  further  delays in the  release of these  THPs,  there could be a further  significant  adverse  impact on current  and  future  harvest levels and the cash flows of both the Company and Palco.

     o    The final TMDL requirements  applicable to the Company Timberlands may require  aquatic  protection  measures that are  different  from or in addition  to  those  in the  HCP or that  result  from  the  watershed analysis  process  provided  for in the HCP.  These  requirements  may further reduce the cash flows of the Company and Palco.

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

     o    The North  Coast  Water  Board has  imposed  requirements  for certain mitigation and erosion control practices in several  watersheds within the  Company  Timberlands.  The  requirements  imposed  to  date  have
          significantly   increased  operating  costs.  Additional  requirements
          imposed in the future could further increase costs and cause delays in
          THP approvals.

     o    The Company is uncertain of the operational and financial effects that will ultimately  result from Senate Bill 810.  Implementation  of this law could,  however,  result in delays in obtaining approvals of THPs, lower harvest  levels and increased  costs and  additional  protection measures beyond those contained in the HCP.

     o    The designation of a species as endangered or threatened under the ESA or the CESA can significantly reduce the Company's and Palco's harvest levels if that  species  inhabits  the Company  Timberlands  or if the habitat of the Company Timberlands is deemed favorable to the species.
          While  the HCP  covers  17  different  species,  it is  possible  that additional  species  could be  designated  as endangered or threatened under both the ESA and the CESA

     o    Laws,  regulations and related judicial  decisions and  administrative interpretations  dealing with operations are subject to change and new
          laws  and  regulations  are  frequently   introduced   concerning  the
          California timber industry. From time to time, bills are introduced or ballot initiatives commenced relating to the Company's operations.

     This risk  factor and those set forth in the Form 10-K do not  represent  a comprehensive  list of factors that could cause our results to differ from those that are currently anticipated and should be read together with the risk factors set  forth  in the  Form  10-K  and in the  Company's  other  filings  with  the
Securities and Exchange Commission.

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

                                                  SCOTIA PACIFIC COMPANY LLC

Date: May 10, 2006                 By:     /S/     GARY L. CLARK
                                         ----------------------------------
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

Britt: Britt Lumber Co., Inc., a wholly owned subsidiary of Palco

California Permits: The Permits issued by California pursuant to the HCP

California  Headwaters Action: The claim filed by the Company and Palco with the
Claims Board against the North Coast Water Board,  the State Water Board and the
State of  California  (Claim No.  G558159)  alleging  that the  defendants  have substantially  impaired their  contractual and legal rights under the Headwaters
Agreement

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

Claims Board: The California Victim Compensation and Government Claims Board

Company: Scotia Pacific Company LLC, a limited liability company wholly owned by
Palco

Company Timber: The timber located on the Company Timberlands.

Company  Timberlands:  Approximately  204,000 acres of timberlands  owned by the
Company and the timberlands subject to the Company Timber Rights

Company Timber Rights: The Company's exclusive right to harvest on approximately
12,200 acres of timberlands owned by Palco and Salmon Creek

Cook action:  An action  entitled Alan Cook,  et al. v. Gary Clark,  et al. (No.
DR020718) filed in the Superior Court of Humboldt County, California

CWA: Federal Clean Water Act

Environmental Plans: The HCP and the SYP

EPA: Federal Environmental Protection Agency

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

Form 10-K:  Annual  Report on Form 10-K of the Company for the fiscal year ended
December 31, 2005

Harvest Value Schedule:  A schedule  setting forth SBE Prices which is published biannually  by the  California  State  Board of  Equalization  for  purposes  of computing yield taxes on timber sales

HCP: The habitat  conservation  plan covering multiple species approved in March
1999 in connection with the consummation of the Headwaters Agreement

Headwaters Agreement:  The agreement among the Company, Palco, Salmon Creek, the
United States and California  pursuant to which the Palco Companies  transferred to the United States  government 5,600 acres of timberlands in exchange for $300 million,  approximately  7,700  acres of  timberlands,  and  federal  and  state government-approved habitat conservation and sustained yield plans

Humboldt DA action:  A civil suit entitled The People of the State of California
v. Pacific Lumber,  Scotia Pacific Holding Company and Salmon Creek  Corporation
(No.  DR030070) filed in the Superior Court of Humboldt County,  California,  by
the District Attorney of Humboldt County

Indenture: The indenture governing the Timber Notes

Johnson action: An action entitled Edyth Johnson,  et al. v. Charles E. Hurwitz, an individual, MAXXAM Inc., et al. (No. DR040720) filed in the Superior Court of
Humboldt County, California

Land Sale Program: The Company's program pursuant to which it is seeking to sell certain timberland and non-timberland properties

Line of  Credit:  The  agreement  between  a group of  lenders  and the  Company pursuant  to which  the  Company  may  borrow  in order to pay up to one  year's interest on the Timber Notes

Master  Purchase  Agreement:  The  agreement  between the Company and Palco that governs all purchases of logs by Palco from the Company

MAXXAM: MAXXAM Inc.

Mbfe: A concept  developed for use in structuring  the Timber Notes;  under this concept one thousand  board feet,  net  Scribner  scale,  of old growth  redwood timber equates to one Mbfe

MGI: MAXXAM Group Inc., a wholly owned subsidiary of MGHI

North Coast Water Board:  California  North Coast Regional Water Quality Control
Board

Option  A  Plan:   Plan  for  complying  with   California's   sustained   yield
requirements, which has been approved by the CDF

Palco: The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Asset Sale Program: Palco's process for marketing certain of its assets

Palco Companies: The Company, Palco and Salmon Creek, collectively

Palco Revolving  Credit  Facility:  Revolving  credit facility  evidenced by the
Revolving  Credit Agreement dated as of April 19, 2005 among Palco and Britt, as
Borrowers, and Credit Suisse First Boston

Palco Term Loan:  $35.0 million term loan  evidenced by the Term Loan  Agreement dated as of April 19,  2005 among  Palco and Britt,  as  Borrowers,  and The CIT
Group/Business Credit, Inc.

Permits:  The incidental take permits issued by the United States and California pursuant to the HCP

PSLRA: Private Securities Litigation Reform Act of 1995

Salmon Creek: Salmon Creek LLC, a wholly owned subsidiary of Palco

SAR Account:  Funds held in a reserve account titled the Scheduled  Amortization
Reserve Account and used to support principal payments on the Timber Notes

State Board of Equalization: The California State Board of Equalization

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

SFAS No. 153: "Exchange of Nonmonetary  Assets," an amendment of APB Opinion No.
29

SFAS No. 154: SFAS No. 154, "Accounting Changes and Error Correction"

State Water Board: California State Water Resources Control Board

State Water Board Order: Order issued by the State Water Board on June 16, 2005

State Water Board  action:  An action  entitled The Pacific  Lumber  Company and
Scotia Pacific Company LLC v. State Water  Resources  Control Board, at al. (No.
CV050516) in Humboldt  County  Superior  Court  appealing  the State Water Board
Order

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