Form 10-Q
period 2006-08-09
SCOTIA PACIFIC CO LLC
filed 2006-08-09
CIK 1066797

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                        FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2006

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
                   Balance Sheets...............................................
                   Statements of Loss...........................................
                   Statements of Cash Flows.....................................
                   Condensed Notes to Financial Statements

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations....................................

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk...

         Item 4.   Controls and Procedures......................................

PART II.  -  OTHER INFORMATION

         Item 1.   Legal Proceedings............................................
         Item 1A.  Risk Factors.................................................
         Item 6.   Exhibits.....................................................
         Signature .............................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS..........................................

                                            SCOTIA PACIFIC COMPANY LLC

                                                  BALANCE SHEETS
                                             (In millions of dollars)

                                                                                         June 30,     December 31,
                                                                                           2006           2005
                                                                                      ------------------------------
                                                                                               (Unaudited)
                                                                                      ------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                           $     1.4        $   1.3
  Marketable securities, including restricted amounts of $13.1 and
    $23.0, respectively                                                                    13.1           24.2
  Receivables from Palco                                                                    8.9            4.5
  Prepaid timber harvesting costs                                                           6.6            6.0
  Assets held for sale                                                                      1.7              -
  Other current assets                                                                      1.0            1.5
                                                                                      ------------------------------
    Total current assets                                                                   32.7           37.5
Timber and timberlands, net of accumulated depletion of $300.2 and
  $298.1, respectively                                                                    214.7          219.5
Property and equipment, net of accumulated depreciation of $24.1 and
  $22.6, respectively                                                                      29.1           29.3
Deferred financing costs                                                                    9.8           10.5
Restricted cash, marketable securities and other investments                                2.7            2.5
Intangible assets                                                                           2.4            2.9
                                                                                      ------------------------------
                                                                                      $   291.4         $ 302.2
                                                                                      ==============================

Liabilities and Member Deficit
Current liabilities:
  Payables to Palco                                                                   $      1.0        $   1.1
  Accrued interest                                                                          24.0           23.8
  Deferred revenue                                                                           3.7              -
  Other accrued liabilities                                                                  2.0            2.4
  Short-term borrowings and current maturities of long-term debt, excluding
    $9.0 and $11.1, respectively, of repurchased Timber Notes held in the
    SAR Account                                                                             64.9           49.4
                                                                                      ------------------------------
    Total current liabilities                                                               95.6           76.7
Long-term debt, less current maturities and excluding $39.1 and $44.3,
  respectively, of repurchased Timber Notes held in the SAR Account                        653.1          669.6
Other noncurrent liabilities                                                                 0.2            0.4
                                                                                      ------------------------------
    Total liabilities                                                                      748.9          746.7

Contingencies (See Note 5)

Member deficit                                                                            (457.5)        (444.5)
                                                                                      ------------------------------
                                                                                      $    291.4        $ 302.2
                                                                                      ==============================

     The accompanying notes are an integral part of these financial statements.

                                SCOTIA PACIFIC COMPANY LLC

                                    STATEMENTS OF LOSS
                                 (In millions of dollars)

                                                    Three Months Ended        Six  Months Ended
                                                         June 30,                   June 30,
                                                 -------------------------- --------------------------
                                                     2006         2005       2006         2005
                                                 -------------------------- ------------ -------------
                                                                      (Unaudited)
                                                  ----------------------------------------------------
Log sales to Palco                               $    14.2     $    17.4   $     23.0    $     33.5
                                                 -------------------------- ------------ -------------
Operating expenses:
  General and administrative                           5.0           7.7          9.4          14.2
  Depletion, depreciation and amortization             2.3           2.7          4.1           5.4
  Gain on sale of timberlands                         (4.3)            -         (5.0)            -
                                                 -------------------------- ------------ -------------
                                                       3.0          10.4          8.5          19.6
                                                 -------------------------- ------------ -------------
Operating income                                      11.2           7.0         14.5          13.9
                                                 -------------------------- ------------ -------------
Other income (expense):
  Interest and other income                            0.2           0.9          0.4           1.2
  Interest expense                                   (13.9)        (13.7)       (27.9)        (27.5)
                                                 -------------------------- ------------ -------------
                                                     (13.7)        (12.8)       (27.5)        (26.3)
                                                 -------------------------- ------------ -------------
Net loss                                         $    (2.5)    $    (5.8)  $    (13.0)   $    (12.4)
                                                 ========================== ============ =============

     The accompanying notes are an integral part of these financial statements.

                    SCOTIA PACIFIC COMPANY LLC

                     STATEMENTS OF CASH FLOWS
                     (In millions of dollars)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 --------------------------
                                                                                     2006         2005
                                                                                 ------------ -------------
                                                                                        (Unaudited)
                                                                                 --------------------------

Cash flows from operating activities:
Net loss                                                                         $(13.0)      $ (12.4)
Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depletion, depreciation and amortization                                          4.1           5.4
  Gain on sale of timberlands                                                      (5.0)            -
  Amortization of deferred financing costs                                          0.5           0.7
  Increase (decrease) in cash resulting from changes in:
    Receivables from Palco                                                         (4.4)         (4.0)
    Prepaid timber harvesting costs                                                (0.6)         (0.5)
    Payables to Palco                                                              (0.1)         (0.6)
    Accrued interest                                                                0.2          (0.2)
    Deferred revenue                                                                3.7             -
    Other accrued liabilities                                                      (0.4)          1.0
    Other                                                                           0.6           0.6
                                                                                 ------------ -------------
    Net cash used for operating activities                                        (14.4)        (10.0)
                                                                                 ------------ -------------
Cash flows from investing activities:
  Sales and maturities of marketable securities                                   110.1          63.6
  Purchases of marketable securities                                             (108.9)        (62.6)
  Net proceeds from sale of assets                                                  6.9             -
  Net proceeds from restricted cash                                                 9.7           7.4
  Capital expenditures                                                             (2.2)         (3.1)
                                                                                 ------------ -------------
    Net cash provided by investing activities                                      15.6           5.3
                                                                                 ------------ -------------
Cash flows from financing activities:
  Principal payments on Timber Notes and other timber related debt                (12.0)        (10.6)
  Borrowings under line of credit agreement, net                                   10.9          15.6
                                                                                 ------------ -------------
    Net cash provided by (used for) financing activities                           (1.1)          5.0
                                                                                 ------------ -------------
Net increase in cash and cash equivalents
                                                                                    0.1           0.3
Cash and cash equivalents at beginning of period
                                                                                    1.3           0.5
                                                                                 ------------ -------------
Cash and cash equivalents at end of period                                       $  1.4       $   0.8
                                                                                 ============ =============
Supplemental disclosure of cash flow information:
  Interest paid                                                                  $  27.4      $  27.1

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

     The financial  statements  included  herein are  unaudited;  however,  they include all  adjustments of a normal  recurring  nature which, in the opinion of management,  are necessary for a fair presentation of the financial  position of the Company at June 30, 2006, the results of operations for the three months and six months  ended June 30, 2006 and 2005,  and the cash flows for the six months ended June 30, 2006 and 2005. The Company is a wholly owned subsidiary of Palco, which is a wholly  owned  subsidiary  of MGI.  MGI is an indirect  wholly  owned subsidiary of MAXXAM.

     Liquidity and Cash Resources

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's operations and liquidity. The ability to harvest Company Timber depends in large part upon the Company's ability to obtain  regulatory  approval of its THPs. The
Company has experienced  difficulties  and delays in the approval of its THPs as the result of regulatory and litigation challenges, and expects these challenges to persist.  Moreover,  the Company  expects to continue to  experience  further
difficulties,   limitations   and   delays   in  being   able  to   harvest   on
previously-approved  THPs due to, among other things, actions by the North Coast
Water Board (see below).  The  foregoing  matters  have  resulted in declines in actual and expected harvest levels and cash flows,  significant increases in the cost of  logging  operations  and  increased  costs  related  to timber  harvest litigation,  all of which have severely and  negatively  impacted the historical cash flows of both the Company and Palco.  These adverse effects are expected to continue.

     The North  Coast Water  Board is  requiring  the Company and Palco to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North Coast Water Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River  watersheds  on the  Company  Timberlands.  THPs in these  two  watersheds represent a significant  portion of the harvest planned in 2006 and for the next several  years.  As  harvesting  activities  on the Company  Timberlands  cannot readily be moved between watersheds due to, among other things, historic harvest patterns,  adjacency restrictions,  and the age classes of trees, development of
WWDRs and the other  matters  described  in the  "Regulatory  and  Environmental
Factors"  section of Note 5 have in the past and are  expected  to  continue  to result in reduced harvest and less  predictability  in the future  regarding the mix of logs available for sale by the Company to Palco which negatively  impacts cash flow.

     As the WWDRs had not yet been  formulated  for the Freshwater and Elk River watersheds,  the North  Coast  Water  Board for some time  failed to release for harvest a number of the  Company's  THPs that had already  been  approved by the other  governmental  agencies which approve the Company's  THPs. The North Coast
Water Board  subsequently  allowed harvesting on a portion of the approved THPs;
however,  the State Water Board later disallowed  harvesting on a portion of the
THPs that had been released by the North Coast Water Board.  On May 8, 2006, the
North  Coast  Water  Board  adopted  WWDRs  for the  Freshwater  and  Elk  River watersheds,  which has the effect of allowing harvesting in these two watersheds to begin once THPs are  enrolled,  up to  approximately  50% of the CDF  Harvest
Limit  for  these  two  watersheds.  Additional  THPs,  bringing  the  total  to approximately  75% of the CDF  Harvest  Limit for these two  watersheds,  may be enrolled upon approval by the Executive Officer of the North Coast Water Board's
staff of a monitoring  plan,  which has been  submitted by Palco.  While certain
THPs  related to these two  watersheds  have been  enrolled and  harvesting  has begun,  there can be no  assurance  that  additional  THPs  related to these two watersheds  will  ultimately  be enrolled or  harvested as planned in 2006 or in future  years as,  among  other  things,  Palco's  monitoring  plan has not been approved.  The  North  Coast  Water  Board's  adoption  of these  WWDRs has been appealed to the State Water Board, but the appeals are being held in abeyance in order to see how the  implementation  of the WWDRs  proceeds.  While the Company continues to project  that its annual  harvest  level over the  ten-year  period beginning 2006 will be approximately  100 million board feet, this projection is significantly  below historical annual harvest levels, and actual harvest levels may be even lower, depending on the ultimate outcome of various assumptions.

     Liquidity Update
     In the absence of significant  regulatory  relief and  accommodations,  the
Company's  annual timber harvest levels and cash flows from operations will, for at least the next several years, be substantially  below both historical  levels and the  minimum  levels  necessary  to allow the  Company to  satisfy  its debt service obligations in respect of the Timber Notes.

     In an effort to address the expected  future cash  shortfalls,  the Company initiated  the  Land  Sale  Program  whereby  it  is  seeking  to  sell  certain non-timberland  properties such as ranchlands and recreational areas, as well as certain  timberlands.  During the first half of 2006, $6.9 million of properties were sold and an additional  $4.6 million of  properties  were sold in July 2006
(of which $3.3 million was received  prior to the July 2006 Timber Notes payment date).  There can be no assurance  that the marketing  efforts in respect of the remaining properties will be successful.

     Due to regulatory  constraints  and adverse weather  conditions  during the first  half of 2006,  harvest  levels  were  lower  than  planned  resulting  in liquidity shortfalls. The Company and MGI consummated three timber/log purchases that provided the Company an aggregate of $8.1 million of  additional  liquidity
($4.4  million  as of June 30,  2006 and $3.7  million  in July 2006) to pay its expenses,  including  interest  due in respect of the Timber Notes on the Timber
Notes payment dates in January 2006 and July 2006 as discussed below.

     On the Timber  Notes  payment  date in January  2006,  the Company used its existing cash resources,  all of the remaining funds available under the Line of
Credit,  and the additional funds made available from a $2.3 million  timber/log
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

     As previously  announced,  the Company's  estimates indicated that its cash flows from  operations,  together with funds  available under the Line of Credit and other available funds,  would be insufficient,  by a substantial  amount, to pay the entire amount of interest due on the July 20, 2006, Timber Notes payment date.  As the July 20, 2006,  Timber Notes  payment date  approached,  it became apparent the Company's estimates would prove correct and that the remaining cash shortfall as of such Timber Notes payment date, after consideration of the funds made  available  from the Land Sale  Program  and the MGI  timber/log  purchases discussed above, would be approximately  $2.1 million.  Based upon review of its existing  alternatives,  the Company requested that Palco make an early payment, equal to the $2.1 million shortfall, in respect of certain logs that had already been delivered to and purchased by Palco. Palco approved and delivered the early log payment.

     On the  Timber  Notes  payment  date in July  2006,  the  Company  used its existing cash resources,  all of the remaining funds available under the Line of
Credit,  the additional funds made available from the Land Sale Program of $10.2 million,  a $3.7 million  timber/log  purchase by MGI and the $2.1 million early log  payment  by Palco to pay all of the $27.1  million of  interest  due ($25.4 million net of interest due in respect of Timber Notes held in the SAR Account).
The Company  also repaid  $10.0  million of  principal on the Timber Notes ($6.2 million net of principal in respect of Timber Notes held in the SAR Account), an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     The Company also expects to incur substantial  interest  shortfalls over at least the next  several  years.  The  failure to pay all of the  interest on the
Timber  Notes when due would  constitute  an event of  default  under the Timber
Notes  Indenture.  There can be no  assurance  that the Company  will be able to generate  sufficient  additional  liquidity  to fund the  expected  future  cash shortfalls.  To the extent  that the  Company is unable to  generate  sufficient liquidity from the Land Sale Program or other sources,  the Company expects that it will be forced to take extraordinary actions,  which may include:  laying off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     Palco Liquidity Update
     As of December 31, 2005, and June 30, 2006, Palco and Britt were in default under the Old Palco Term Loan and the Old Palco Revolving Credit Facility due to
financial covenant breaches. In the first half of 2006, additional liquidity was needed at Palco and Palco  borrowed an  aggregate  of $20.0  million from MGI to meet its cash shortfalls.  Palco's liquidity shortfalls during the first half of
2006 resulted primarily from reduced log supply from the Company and operational inefficiencies  related to the large log  processing  line at Palco's new Scotia sawmill.

     On July 18, 2006,  Palco and Britt,  as Borrowers,  closed on the New Palco
Term Loan, a new five-year  $85.0 million  secured term loan,  and the New Palco
Revolving  Credit  Facility,  a new five-year $60.0 million secured  asset-based revolving credit facility.  The New Palco Term Loan was fully funded at closing.
The New Palco Term Loan and the New Palco Revolving Credit Facility required MGI to provide a $10.0 million  subordinated  loan to the Borrowers,  which was also funded at closing. The Borrowers used approximately (i) $34.0 million of the New
Palco Term Loan to pay off the Old Palco Term  Loan;  (ii) $22.5  million of the
New Palco Term Loan to pay off the Old Palco Revolving  Credit Facility and cash collateralize  previously  existing letters of credit; and (iii) $6.0 million to pay transaction  costs.  The remaining funds at closing of $32.5 million will be used for general  corporate  purposes.  The Borrowers  terminated  the Old Palco
Revolving  Credit  Facility and the Old Palco Term Loan.  The Borrowers have not made any  borrowings  under the New Palco  Revolving  Credit  Facility  to date, although they currently have availability in excess of $20.0 million.

     The amount  available for borrowings  under the New Palco Revolving  Credit
Facility  is  normally  the  sum  of 85% of  the  Borrowers'  eligible  accounts receivable  plus the lesser of (i) 80% of the book value of Borrowers'  eligible inventory or (ii) 85% of the net orderly  liquidation  value of such  inventory.
However,  during  each  period  from  October 15 through  January 15, the amount available for borrowing under the New Palco Revolving Credit Facility is the sum of 95% of Borrowers'  eligible accounts receivable plus the lesser of (i) 90% of the book value of Borrowers'  eligible  inventory or (ii) 95% of the net orderly liquidation  value of such inventory.  The amount  available under the New Palco
Revolving  Credit Facility may not exceed $60.0 million,  subject to limitations such as the ability of the lender to establish reasonable reserves.

     The New Palco Term Loan  bears  interest  at the rate of LIBOR plus  8.75%.
Loans under the New Palco Revolving Credit Facility bear interest at the rate of
LIBOR  plus  2.75% or prime  plus  0.75%,  at the  Borrowers'  option;  however, incremental  borrowings  made during the period from October 15 through  January
15,  bear  interest  at the rate of LIBOR  plus 4.50% or prime  plus  2.50%,  as applicable. The New Palco Revolving Credit Facility matures on July 18, 2011.

     Both the New Palco Term Loan and the New Palco  Revolving  Credit  Facility
contain substantially  identical restrictive covenants that limit the Borrowers'
ability to incur debt,  grant  liens,  make  investments,  pay  dividends,  make capital  expenditures  or merge or  consolidate,  and require the  Borrowers' to maintain a minimum level of EBITDA,  along with a minimum fixed charge  coverage ratio and maximum leverage ratio throughout the life of the loans. The operating cash flow  estimates  used to  establish  the EBITDA  maintenance  covenant  are subject to a number of assumptions  about future operating cash flows and actual results could differ  materially from these  estimates.  The New Palco Term Loan also requires the Borrowers to repay a  substantial  portion of the  outstanding principal of the New Palco Term Loan with the net proceeds  from the Palco Asset
Sale Program, including the real property associated with Palco's former Fortuna and Carlotta sawmills, and Palco-owned homes to be sold after certain milestones have been met. Any remaining principal balance of the New Palco Term Loan is due on July  18,  2011.  Accordingly,  continued  compliance  with  these  new  debt facilities is dependent on Palco's  ability to meet its EBITDA  projections  and timely complete  required asset sales. The New Palco Term Loan and the New Palco
Revolving  Credit  Facility  contain  customary  events of default and customary remedies with respect to the occurrence of an event of default.

     The New Palco  Term  Loan and New  Palco  Revolving  Credit  Facility  each include prepayment  premiums of 3%, 2% and 1% that will be payable in connection with any  prepayment of the New Palco Term Loan or reduction or  termination  of the New Palco  Revolving  Credit  Facility  during the  first,  second and third years,  respectively.  Under  the New Palco  Term  Loan and New Palco  Revolving
Credit Facility, Palco is permitted to invest up to $5.0 million in the Company.
No such investment had been made or committed to be made by Palco, and there can be no assurance that Palco would in the future  determine or be able to make any such investment in whole or part.

     Reclassifications

     Certain   reclassifications  have  been  made  to  prior  years'  financial statements to be consistent with the current year's  presentation.  Cash held in brokerage accounts has been reclassified from marketable  securities to cash and cash equivalents in the Balance Sheets and in the Statements of Cash Flows.

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
SFAS No.  154  requires  retrospective  application  of a change  in  accounting principle to prior periods' financial statements,  unless it is impracticable to determine  either the  period-specific  effects or the cumulative  effect of the change.  SFAS No. 154 is effective for  accounting  changes and  corrections  of errors made in fiscal years  beginning  after December 15, 2005. The adoption of
SFAS No.  154 on  January  1,  2006,  did not have an  impact  on the  Company's financial statements.

3.   Restricted  Cash,  Cash  Equivalents,   Marketable   Securities  and  Other
     Investments

     Restricted  cash,  cash  equivalents,   marketable   securities  and  other
investments  include the following  amounts which are restricted under the terms of the Company's debt agreements (in millions):
                                                                                         June 30,     December 31,
                                                                                           2006           2005
                                                                                     -------------------------------
Amounts held in SAR Account:
  Current portion of restricted marketable securities and other investments           $  13.1          $   23.0
  Long-term portion of restricted marketable securities and other investments            45.8              52.9

  Less:  Amounts attributable to Timber Notes held in SAR Account                       (45.8)            (52.9)
                                                                                     -------------------------------
    Total amounts held in SAR Account                                                    13.1              23.0

Other amounts restricted under the Indenture                                              2.7               2.5
                                                                                     -------------------------------
Total restricted cash, cash equivalents, marketable securities and
  other investments                                                                   $  15.8          $   25.5
                                                                                     ===============================

4.   Debt

     Line of Credit
     The Line of Credit  allows the Company to borrow up to one year's  interest on the aggregate  outstanding  principal balance of the Timber Notes. On May 18,
2006, the Line of Credit was extended to July 6, 2007. At or near the completion of such  extension,  the Company  intends to request  that the Line of Credit be extended for an  additional  period of not less than 364 days.  If not extended, the Company may draw upon the full amount available.  The amount drawn would, to the extent of available  funds,  be repayable in 12 semiannual  installments  on each  Timber  Notes  payment  date (after the  payment of certain  other  items, including the Aggregate Minimum Principal  Amortization Amount, as defined, then due), commencing  approximately two and one half years following the date of the draw. At June 30, 2006,  the maximum  availability  under the Line of Credit was
$54.1 million, and outstanding borrowings were $42.2 million.

     Timber Notes
     On the Timber  Notes  payment  date in January  2006,  the Company used its existing cash resources,  all of the remaining funds available under the Line of
Credit,  and the additional funds made available from a $2.3 million  timber/log
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

     On the  Timber  Notes  payment  date in July  2006,  the  Company  used its existing cash resources,  all of the remaining funds available under the Line of
Credit,  the additional funds made available from the Land Sale Program of $10.2 million, a $3.7 million timber/log  purchase by MGI and a $2.1 million early log payment by Palco, to pay all of the $27.1 million of interest due ($25.4 million net of interest  due in respect of Timber  Notes held in the SAR  Account).  The
Company also repaid $10.0 million of principal on the Timber Notes ($6.2 million net of principal in respect of Timber Notes held in the SAR Account),  an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     As  discussed  further  in Note 1, the  Company is  experiencing  financial difficulties due to regulatory  restrictions on harvesting and other factors. As a result, the Company expects to incur substantial  interest  shortfalls over at least the next several years. Such an event would constitute an event of default under the Timber Notes  Indenture.  In the event of a failure to pay interest or principal on the Timber Notes in full when due, the Trustee or the holders of at least 25% of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest and other amounts  related to the Timber Notes to become  immediately  due and  payable.  Also,  in the event of a failure  by the
Company or Palco to perform its  respective  covenants or  agreements  under the
Master  Purchase  Agreement or by Palco to perform its  covenants or  agreements under the Services Agreement,  which failure in the case of certain covenants or agreements continues for 30 days after notice from the Trustee or the holders of
25% or more of the outstanding principal amount of the Timber Notes, the holders of a majority of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest and other amounts related to the Timber Notes to become  immediately due and payable.  In the event of any such  acceleration, the  Agent  under the Line of  Credit  may also  accelerate  the  advances  then outstanding.  If such  accelerations  of Timber Notes and/or  advances under the
Line of Credit  occur,  the Trustee may exercise all rights under the  Indenture and related  security  documents,  including  applying funds to pay  accelerated amounts,  and selling the Company  Timberlands and the Company Timber Rights and
other assets and using the proceeds thereof to pay accelerated  amounts.  In the event that the Company were to seek  protection  by filing under the  Bankruptcy
Code, all amounts  related to the Timber Notes would become  immediately due and payable under the  Indenture and all advances  under the Line of Credit could be accelerated.  The  foregoing  rights of the Trustee and holders of Timber  Notes would be subject to the rights of the Company  under the  Bankruptcy  Code if it sought protection by filing under the Bankruptcy Code.

     U.S. Bank, the Trustee under the Timber Notes Indenture, resigned effective
May 1, 2006.  The Company  appointed  Deutsche  Bank  National  Trust Company as successor Trustee under the Indenture, which appointment was accepted and became effective May 1, 2006.

     At June 30, 2006, the SAR Account balance was $58.9 million  (consisting of
$45.8  million of Timber Notes held in the SAR Account and $13.1 million in cash and  marketable  securities),  all of which is restricted  for future  principal payments on the Timber Notes.  Such cash and marketable  securities  will not be sufficient to cover the Scheduled  Amortization on the January 20, 2007,  Timber
Notes  payment  date and  beyond.  Accordingly,  the  Company's  ability to make
Scheduled  Amortization payments on the Timber Notes in 2007 and beyond from the
SAR Account is dependent upon the Company's  ability to sell all or a portion of the Timber  Notes held in the SAR Account.  No  assurance  can be given that the
Company will be  successful  in its efforts to sell the Timber Notes held in the
SAR Account before the January 20, 2007,  Timber Notes payment date or as to the proceeds that might result from any such sale.

     Palco Debt Facilities
     At December  31, 2005,  and June 30, 2006,  Palco and Britt were in default under the Old Palco Term Loan and the Old Palco Revolving Credit Facility due to
financial covenant breaches. The existence of the defaults required Palco to pay interest on amounts  borrowed  under the Old Palco Term Loan at a per annum rate
2% higher than the rate at which interest  would be owed if no default  existed.
As of June 30, 2006, $33.4 million was outstanding under the Old Palco Term Loan and $19.5  million,  consisting of  borrowings  of $9.3 million and  outstanding letters  of  credit  of $10.2  million,  was  outstanding  under  the Old  Palco
Revolving Credit Facility.

     On July 18, 2006,  Palco and Britt,  as Borrowers,  closed on the New Palco
Term Loan and the New Palco Revolving  Credit  Facility.  See Note 1, "Liquidity
and Cash Resources- Palco Liquidity Update",  for a description of these two new facilities.

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

     Environmental Plans
     From March 1999 until October 2002, the Company prepared THPs in accordance with the  SYP.  The SYP was  intended  to  comply  with  regulations  of the CDF requiring  timber  companies to  demonstrate  sustained  yield,  i.e. that their projected  average  annual  harvest  for any decade  within a 100-year  planning period  would not  exceed  the  average  annual  growth  level at the end of the
100-year planning period.  These regulations allow companies which do not have a sustained  yield plan to follow  alternative  procedures to document  compliance
with   the   sustained   yield    requirements.    As   discussed   below   (see
"-Contingencies-Timber Harvest Litigation"), on October 31, 2003, the California
trial court hearing the EPIC-SYP/Permits lawsuit entered a judgment invalidating the SYP and the California  Permits,  although an appellate  court reversed that decision in  December  2005.  The  plaintiffs  appealed  the  appellate  court's decision to the California Supreme Court, which has indicated it will review the matter. As a result of an earlier stay order and the trial court's judgment, the
Company from October 2002 until March 2005  obtained  review and approval of its
THPs under an  alternative  procedure in the  California  forest  practice rules known as Option C. Option C is available  to  landowners  who have  submitted an
"Option A" plan to the CDF for review (as was done by Palco). An approved Option
A plan is an  alternative to obtaining  approval of a sustained  yield plan. The
Company's  Option A plan was  approved by the CDF in March 2005.  The Company is currently  relying  upon the  Option A Plan to obtain  THP  approvals,  and will likely continue to do so in the future.

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

     Water Quality
     Laws and  regulations  dealing with water  quality are  impacting the Palco
Companies primarily in four areas:  efforts by the EPA and the North Coast Water
Board to establish  TMDLs in  watercourses  that have been  declared to be water quality  impaired;  actions  by the North  Coast  Water  Board to  impose  waste discharge  reporting  requirements  in  respect  of  watersheds  on the  Company
Timberlands and in some cases,  clean-up or preventive measures;  actions by the
North Coast Water Board during the THP  approval  process  which impose  certain operational requirements on individual THPs; and the development of WWDRs by the
North  Coast  Water  Board  and its  staff  for  the  Freshwater  and Elk  River watersheds.

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow  within the  Company  Timberlands.  On the  Company  Timberlands,  the
relevant  contaminant  is  simple  sediment  - dust,  dirt and  gravel - that is abundant  in  watercourses  largely as a function of the area's  normally  heavy rainfall  and soil that  erodes  easily.  The  Company  expects  the  process of establishing  TMDLs to continue  until at least 2010. The EPA has issued reports dealing with TMDLs on three of the nine watercourses.  The agency indicated that the requirements under the HCP would  significantly  address the sediment issues that resulted in TMDL requirements for these watercourses.  Presently, the North
Coast  Water  Board is in the  process  of  establishing  the TMDL  requirements applicable to two other  watercourses,  Freshwater and Elk River, on the Company
Timberlands, with a targeted completion of 2007 for these two watercourses.  The
Company's  scientists are actively working with North Coast Water Board staff to ensure that these TMDLs recognize and incorporate the  environmental  protection measures  of the HCP.  The final TMDL  requirements  applicable  to the  Company
Timberlands may require aquatic  protection  measures that are different from or in  addition to those in the HCP or that  result  from the  prescriptions  to be developed pursuant to the watershed analysis process provided for in the HCP and could further restrict harvesting on the Company Timberlands.

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
WWDRs and the various other matters  described  herein are expected to result in reduced harvest levels in 2006 and beyond.

     As WWDRs  had not yet been  formulated  for the  Freshwater  and Elk  River watersheds,  the North  Coast  Water  Board for some time  failed to release for harvest a number of the  Company's  THPs that had already  been  approved by the other  governmental  agencies  which approve the Company's  THPs. In January and
February 2005, the Executive Officer of the staff of the North Coast Water Board enrolled  sufficient  THPs to allow the  harvest of up to 50% of the CDF Harvest
Limit for these two  watersheds.  On March 16, 2005, the North Coast Water Board ordered the enrollment of additional  THPs that would allow the harvest of up to
75% of the CDF Harvest  Limit for these two  watersheds.  Following  third party appeal of this  decision,  the State  Water  Board  issued the State Water Board
Order, which had the effect of disallowing  further harvesting on the additional
25% of the CDF  Harvest  Limit  approved by the North Coast Water Board on March
16, 2005.  The State Water Board's  decision also had the effect of  disallowing further  harvesting in the Freshwater and Elk River  watersheds  until WWDRs for these two  watersheds  were adopted by the North Coast Water Board.  On July 14,
2005, the Company and Palco filed the State Water Board action requesting both a stay of the State Water Board  Order and a writ of mandate  reversing  the State
Water Board Order.  The Court  subsequently  denied the request for a stay,  but granted a writ of mandate, thus requiring the State Water Board to set aside its
June 16, 2005 order. The Court also remanded the matter to the State Water Board to  reconsider  whether the North Coast Water  Board's  enrollment of additional
THPs was  proper.  Further  proceedings  before  the State  Board have yet to be scheduled.

     While the Court ordered that the State Water Board must take further action before August 1, 2006, it has not done so. In the meantime,  on May 8, 2006, the
North  Coast  Water  Board  adopted  WWDRs  for the  Freshwater  and  Elk  River watersheds,  which has the effect of allowing harvesting in these two watersheds to begin once THPs are  enrolled,  up to  approximately  50% of the CDF  Harvest
Limit  for  these  two  watersheds.  Additional  THPs,  bringing  the  total  to approximately  75% of the CDF  Harvest  Limit for these two  watersheds,  may be enrolled upon approval by the Executive Officer of the North Coast Water Board's
staff of a monitoring  plan,  which has been  submitted by Palco.  While certain
THPs  related to these two  watersheds  have been  enrolled and  harvesting  has begun,  there can be no  assurance  that  additional  THPs  related to these two watersheds  will  ultimately  be enrolled or  harvested as planned in 2006 or in future  years as,  among  other  things,  Palco's  monitoring  plan has not been approved.  The  North  Coast  Water  Board's  adoption  of these  WWDRs has been appealed to the State Water Board, but the appeals are being held in abeyance in order to see how the  implementation  of the WWDRs  proceeds.  While the Company continues to project  that its annual  harvest  level over the  ten-year  period beginning 2006 will be approximately  100 million board feet, this projection is significantly  below historical annual harvest levels, and actual harvest levels
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

     Contingencies

     Various  pending  judicial  and  administrative  proceedings,  as described below,  could affect the  Company's  and Palco's  ability to implement  the HCP, implement  certain  approved THPs, or carry out other  operations.  The Services
Agreement  requires  Palco to  prepare  and file on  behalf of the  Company  (at
Palco's  cost) all  pleadings  and motions,  and  otherwise  diligently  pursue, appeals of any denial,  and defense of any challenge to approval,  of any THP or the Environmental Plans or similar plan or permit and related matters.

     In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged, among other things,  various violations of the California Endangered Species Act and the  California  Environmental  Quality  Act,  and  challenged,  among other things,  the validity and legality of the SYP and the  California  Permits,  and sought,  among  other  things,  to prevent  implementation  of THPs  approved in reliance upon these documents.  A similar action, the USWA lawsuit, was filed on the same day, and the two actions were consolidated for trial.

     Following  the  trial,  the  Court  in  October  2003  entered  a  judgment invalidating the SYP and the California  Permits,  and in September 2004 granted the  plaintiffs'  request for  reimbursement  of an aggregate of $5.8 million in attorneys'  fees and  other  expenses.  The  Palco  Companies  and the  State of
California  appealed both  decisions.  On December 12, 2005, an appellate  court reversed the trial  court's  decision  invalidating  the SYP and the  California
Permits.  The  plaintiffs  have appealed the appellate  court's  decision to the
California  Supreme  Court,  which has indicated it will review the matter.  The defendants' appeal of the trial court's award of attorneys' fees and expenses is still pending at the appellate court. There can be no assurance that this appeal will be successful.

     In July 2001, the Bear Creek lawsuit was filed and later amended to add the
EPA as a defendant.  The lawsuit  alleges  that  harvesting  and other  forestry activities  under  certain of the  Company's  THPs will result in  discharges of pollutants in violation of the CWA. The plaintiff  asserts that the CWA requires the  defendants  to obtain a permit  from the North  Coast  Water  Board  before beginning timber harvesting and road  construction  activities and is seeking to enjoin these activities until such permit has been obtained.  The plaintiff also seeks  civil  penalties  of up to  $27,500  per day for  the  alleged  continued
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
The case is not yet final as the trial has not yet been held, and there are many unresolved  issues  involving  interpretation  of the Court's  decision  and its application  to actual  operations.  The  Company has filed a motion for summary judgment  on the  grounds  that it has met the  requirements  for a storm  water pollution  prevention  permit  under a  general  permit,  issued by the State of
California.  The plaintiff has also filed a motion for summary  judgment seeking to establish  Palco's  liability for discharging storm water without a permit. A hearing on the two summary  judgment motions was held on March 6, 2006. On April
28, 2006, the Court denied both motions. Discovery was completed in May 2006. On
June 30,  2006,  EPIC filed a motion for  partial  summary  judgment  seeking to establish  Palco's  liability,  and Palco  filed a motion for  summary  judgment asserting  that EPIC lacks  standing to maintain the  lawsuit.  A hearing on the parties' motions is scheduled for August 21, 2006.

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

     In December  2005,  the Company and Palco filed the  California  Headwaters action.  The  California  Headwaters  action  alleges that the  defendants  have substantially impaired the contractual and legal rights of the Company and Palco under the  Headwaters  Agreement  and the related  permits,  authorizations  and approvals. The California Headwaters action also alleges that the actions of the defendants have caused the companies  substantial  damages, but does not specify an amount.  While the Claims Board has indicated  that it is  investigating  the matter, it failed to approve or deny the claim by the statutory  deadline.  As a result,  the  California  Headwaters  action is by  operation  of law treated as having  been  denied,  the Company and Palco may now file a claim for damages in
California  state  court.  The  Company  and Palco are  considering  how best to proceed with respect to this matter.

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

6.   Comprehensive Loss and Member Deficit

     Comprehensive loss includes the following (in millions):

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                 June 30,
                                                               -------------------------- --------------------------
                                                                   2006         2005          2006         2005
                                                               ------------ ------------- ------------ -------------
Net loss                                                       $ (2.5)      $  (5.8)      $   (13.0)   $    (12.4)
Other comprehensive income:
  Net change in fair value of available-for-sale
    investments                                                     -             -               -           0.2
                                                               ------------ ------------- ------------ -------------
Total comprehensive loss                                       $ (2.5)      $  (5.8)      $   (13.0)   $    (12.2)
                                                               ========================== ============ =============

          A  reconciliation  of the activity in member deficit is as follows (in millions):

                                                   Six Months Ended
                                                       June 31,
                                              --------------------------
                                                  2006          2005
                                              ------------ -------------
Balance at beginning of period
                                              $(444.5)     $  (431.6)
Comprehensive loss                              (13.0)         (12.2)
                                              ------------ -------------
Balance at end of period
                                              $(457.5)     $  (443.8)
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

Results of Operations

     This  section  contains   statements   which  constitute   "forward-looking
statements" within the meaning of the PSLRA. See the second paragraph of Item 2.
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

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to adversely affect the Company's operations.  See Item
1.  "Business-Regulatory and Environmental Factors," and Item 1A. "Risk Factors"
of the Form  10-K and in this  Form  10-Q and Note 5 for  information  regarding these matters.  Regulatory compliance and related litigation have caused and are expected  to  continue  to  cause  delays  in  approval  of THPs and  delays  in harvesting on THPs once they are approved.  This has resulted and is expected to continue to result in a significant decline in harvest and increased costs.

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
under the Bankruptcy Code.

     On July 18, 2006, Palco and Britt closed on the New Palco Term Loan and New
Palco  Revolving  Credit Facility and terminated the Old Palco Term Loan and Old
Palco  Revolving  Credit  Facility.  For further  information,  see  "-Financial
Condition and Investing and Financing Activities."

     In addition to the matters described above,  there can be no assurance that certain other pending  legal,  regulatory  and  environmental  matters or future
governmental  regulations,   additional  litigation,  legislation,  judicial  or
administrative  decisions,  adverse  weather  conditions,  or low  lumber or log prices,  will not also have material adverse effects on the Company's  financial condition,  results of operations or liquidity. See Item 1. "Business-Regulatory and Environmental  Factors," Item 1A. "Risk Factors," Item 1A. "Risk Factors" in
this  Form  10-Q and Item 3.  "Legal  Proceedings"  of the Form  10-K and Note 5
("Regulatory  and  Environmental  Factors"  and  "Contingencies  Timber  Harvest
Litigation")  for  further  information  regarding  regulatory  and  legislative matters and legal proceedings relating to the Company's operations.

     Log Sales to Palco
     The following  table  presents  price,  volume and revenue  amounts for the
Company for the periods indicated (revenues in millions).

                       Three Months Ended June 30, 2006       Three Months Ended June 30, 2005
                    -------------------------------------------------------------------------------
                                    Price                                   Price
                                   $/MBFE       Revenues         MBFE       $/MBFE      Revenues
                    MBFE
                    ----------- ------------- ------------------------- ------------- -------------
Redwood             12,700      $ 1,020        $  12.9        16,800      $  876        $   14.7
Douglas-fir          1,800          654            1.2         4,500         593             2.7
Other                  200          408            0.1           400         111               -
                    -----------               -------------------------               -------------
                    14,700          966        $  14.2        21,700         803         $  17.4
                    ===========               =========================               =============

                        Six Months Ended June 30, 2006         Six Months Ended June 30, 2005
                    -------------------------------------------------------------------------------
                                    Price                                   Price
                    MBFE           $/MBFE       Revenues         MBFE       $/MBFE      Revenues
                    ----------- ------------- ------------------------- ------------- -------------
Redwood             21,300      $   982         $ 21.0        33,100      $  852         $  28.2
Douglas-fir          3,100          611            1.9         9,000         578             5.2
Other                  400          360            0.1         1,100          78             0.1
                    -----------               -------------------------               -------------
                    24,800          926          $23.0        43,200         775          $ 33.5
                    ===========               =========================               =============

     For the three  months  ended June 30,  2006,  the  Company  experienced  an overall 18.4% decrease in revenues and a 32.2% decrease in sales volume compared to the three months ended June 30, 2005. The decrease in revenue is attributable to the decline in harvest  levels,  partially  offset by a 20.3% increase in the average realized price of logs.

     For the six months ended June 30, 2006, the Company  experienced an overall
31.3% decrease in revenues and a 42.6% decrease in sales volume  compared to the six months ended June 30, 2005. The decrease in revenue is  attributable  to the decline in harvest levels,  partially  offset by a 19.5% increase in the average realized price of logs.

     Operating Income and Net Loss
     The Company  generated  operating income of $11.2 million and $14.5 million for  the  second  quarter  of 2006  and the six  months  ended  June  30,  2006, respectively.  These  results  include a gain of $4.3 million and $5.0  million, respectively,  from the sale of  certain  properties.  The  Company's  operating results  for  the  first  half of  2005  include  substantial  legal  and  other professional  fees  relating  to the  Company's  efforts to pursue a  negotiated restructuring  of the Timber  Notes.  The  Company  also had excess cash in 2005 invested that  generated  earnings of  approximately  $0.8 million in the second quarter of 2005 and $1.2 million in the first half of 2005.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements" within the meaning of the PSLRA. See the second paragraph of Item 2.
for cautionary information with respect to such forward-looking statements.

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's operations and liquidity. The ability to harvest Company Timber depends in large part upon the Company's ability to obtain  regulatory  approval of its THPs. The
Company has experienced  difficulties  and delays in the approval of its THPs as the result of regulatory and litigation challenges, and expects these challenges to persist.  Moreover,  the Company  expects to continue to  experience  further
difficulties,   limitations   and   delays   in  being   able  to   harvest   on
previously-approved  THPs due to, among other things, actions by the North Coast
Water Board (see below).  The  foregoing  matters  have  resulted in declines in actual and expected harvest levels and cash flows,  significant increases in the cost of  logging  operations  and  increased  costs  related  to timber  harvest litigation,  all of which have severely and  negatively  impacted the historical cash flows of both the Company and Palco.  These adverse effects are expected to continue.

     The North  Coast Water  Board is  requiring  the Company and Palco to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North Coast Water Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River  watersheds  on the  Company  Timberlands.  THPs in these  two  watersheds represent a significant  portion of the harvest planned in 2006 and for the next several  years.  As  harvesting  activities  on the Company  Timberlands  cannot readily be moved between watersheds due to, among other things, historic harvest patterns,  adjacency restrictions,  and the age classes of trees, development of
WWDRs and the other  matters  described  in the  "Regulatory  and  Environmental
Factors"  section of Note 5 have in the past and are  expected  to  continue  to result in reduced harvest and less  predictability  in the future  regarding the mix of logs available for sale by the Company to Palco which negatively  impacts cash flow.

     As the WWDRs had not yet been  formulated  for the Freshwater and Elk River watersheds,  the North  Coast  Water  Board for some time  failed to release for harvest a number of the  Company's  THPs that had already  been  approved by the other  governmental  agencies which approve the Company's  THPs. The North Coast
Water Board  subsequently  allowed harvesting on a portion of the approved THPs;
however,  the State Water Board later disallowed  harvesting on a portion of the
THPs that had been released by the North Coast Water Board.  On May 8, 2006, the
North  Coast  Water  Board  adopted  WWDRs  for the  Freshwater  and  Elk  River watersheds,  which has the effect of allowing harvesting in these two watersheds to begin once THPs are  enrolled,  up to  approximately  50% of the CDF  Harvest
Limit  for  these  two  watersheds.  Additional  THPs,  bringing  the  total  to approximately  75% of the CDF  Harvest  Limit for these two  watersheds,  may be enrolled upon approval by the Executive Officer of the North Coast Water Board's
staff of a monitoring  plan,  which has been  submitted by Palco.  While certain
THPs  related to these two  watersheds  have been  enrolled and  harvesting  has begun,  there can be no  assurance  that  additional  THPs  related to these two watersheds  will  ultimately  be enrolled or  harvested as planned in 2006 or in future  years as,  among  other  things,  Palco's  monitoring  plan has not been approved.  The  North  Coast  Water  Board's  adoption  of these  WWDRs has been appealed to the State Water Board, but the appeals are being held in abeyance in order to see how the  implementation  of the WWDRs  proceeds.  While the Company continues to project  that its annual  harvest  level over the  ten-year  period beginning 2006 will be approximately  100 million board feet, this projection is significantly  below historical annual harvest levels, and actual harvest levels
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
The prices published in that schedule reflected a 5.3% increase in the SBE Price for small redwood logs and a 5.6% decrease for small  Douglas-fir  logs from the prices  published for the second half of 2005. In June 2006,  the State Board of
Equalization issued a draft version of the Harvest Value Schedule for the second half of 2006. The prices  published in that schedule  reflected a 4% increase in the SBE Price for small  redwood  logs and a 6% decrease  for small  Douglas fir logs from the prices published for the second half of 2005.

     In the absence of significant  regulatory  relief and  accommodations,  the
Company's  annual timber harvest levels and cash flows from  operations, will for at least the next several years be  substantially  below both historical  levels and the  minimum  levels  necessary  to allow the  Company to  satisfy  its debt service obligations in respect of the Timber Notes.

     In an effort to address the expected  future cash  shortfalls,  the Company initiated  the  Land  Sale  Program  whereby  it  is  seeking  to  sell  certain non-timberland  properties such as ranchlands and recreational areas, as well as certain  timberlands.  During the first half of 2006, $6.9 million of properties were sold and an additional  $4.6 million of  properties  were sold in July 2006
(of which $3.3 million was received  prior to the July 2006 Timber Notes payment date).  There can be no assurance  that the marketing  efforts in respect of the remaining properties will be successful.

     Due to regulatory  constraints  and adverse weather  conditions  during the first half of 2006 harvest levels were lower than planned resulting in liquidity shortfalls.  The Company and MGI  consummated  three  timber/log  purchases that provided the Company an aggregate of $8.1 million of additional  liquidity ($4.4 million as of June 30, 2006 and $3.7 million in July 2006) to pay its  expenses, including  interest  due in  respect of the  Timber  Notes on the  Timber  Notes payment dates in January 2006 and July 2006, as discussed below.

     On the Timber  Notes  payment  date in January  2006,  the Company used its existing cash resources,  all of the remaining funds available under the Line of
Credit,  and the additional funds made available from a $2.3 million  timber/log
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

     As previously  announced,  the Company's  estimates indicated that its cash flows from  operations,  together with funds  available under the Line of Credit and other available funds,  would be insufficient,  by a substantial  amount, to pay the entire amount of interest due on the July 20, 2006, Timber Notes payment date.  As the July 20, 2006,  Timber Notes  payment date  approached,  it became apparent the Company's estimates would prove correct and that the remaining cash shortfall as of such Timber Notes payment date, after consideration of the funds made  available  from the Land Sale  Program  and the MGI  timber/log  purchases discussed above, would be approximately  $2.1 million.  Based upon review of its existing  alternatives,  the Company requested that Palco make an early payment, equal to the $2.1 million shortfall, in respect of certain logs that had already been delivered to and purchased by Palco. Palco approved and delivered the early log payment.

     On the  Timber  Notes  payment  date in July  2006,  the  Company  used its existing cash resources,  all of the remaining funds available under the Line of
Credit,  the additional funds made available from the Land Sale Program of $10.2 million, a $3.7 million  timber/log  purchase by MGI, and the $2.1 million early log  payment  by Palco to pay all of the $27.1  million of  interest  due ($25.4 million net of interest due in respect of Timber Notes held in the SAR Account).
The Company  also repaid  $10.0  million of  principal on the Timber Notes ($6.2 million net of principal in respect of Timber Notes held in the SAR Account), an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     The Company also expects to incur substantial  interest  shortfalls over at least the next  several  years.  The  failure to pay all of the  interest on the
Timber  Notes when due would  constitute  an event of  default  under the Timber
Notes  Indenture.  There can be no  assurance  that the Company  will be able to generate  sufficient  additional  liquidity  to fund the  expected  future  cash shortfalls.  To the extent  that the  Company is unable to  generate  sufficient liquidity from the Land Sale Program or other sources,  the Company expects that it will be forced to take extraordinary actions,  which may include:  laying off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     Palco Liquidity Update
     As of December 31, 2005, and June 30, 2006, Palco and Britt were in default under the Old Palco Term Loan and the Old Palco Revolving Credit Facility due to
financial covenant breaches. In the first half of 2006, additional liquidity was needed at Palco and Palco  borrowed an  aggregate  of $20.0  million from MGI to meet its cash shortfalls.  Palco's liquidity shortfalls during the first half of
2006 resulted primarily from reduced log supply from the Company and operational inefficiencies  related to the large log  processing  line at Palco's new Scotia sawmill.

     On July 18, 2006,  Palco and Britt,  as Borrowers,  closed on the New Palco
Term Loan, a new five-year  $85.0 million  secured term loan,  and the New Palco
Revolving  Credit  Facility,  a new five-year $60.0 million secured  asset-based revolving credit facility.  The New Palco Term Loan was fully funded at closing.
The New Palco Term Loan and the New Palco Revolving Credit Facility required MGI to provide a $10.0 million  subordinated  loan to the Borrowers,  which was also funded at closing. The Borrowers used approximately (i) $34.0 million of the New
Palco Term Loan to pay off the Old Palco Term  Loan;  (ii) $22.5  million of the
New Palco Term Loan to pay off the Old Palco Revolving  Credit Facility and cash collateralize  previously  existing letters of credit; and (iii) $6.0 million to pay transaction  costs.  The remaining funds at closing of $32.5 million will be used for general  corporate  purposes.  The Borrowers  terminated  the Old Palco
Revolving  Credit  Facility and the Old Palco Term Loan.  The Borrowers have not made any  borrowings  under the New Palco  Revolving  Credit  Facility  to date, although they currently have availability in excess of $20.0 million.

     The amount  available for borrowings  under the New Palco Revolving  Credit
Facility  is  normally  the  sum  of 85% of  the  Borrowers'  eligible  accounts receivable  plus the lesser of (i) 80% of the book value of Borrowers'  eligible inventory or (ii) 85% of the net orderly  liquidation  value of such  inventory.
However,  during  each  period  from  October 15 through  January 15, the amount available for borrowing under the New Palco Revolving Credit Facility is the sum of 95% of Borrowers'  eligible accounts receivable plus the lesser of (i) 90% of the book value of Borrowers'  eligible  inventory or (ii) 95% of the net orderly liquidation  value of such inventory.  The amount  available under the New Palco
Revolving  Credit Facility may not exceed $60.0 million,  subject to limitations such as the ability of the lender to establish reasonable reserves.

     The New Palco Term Loan  bears  interest  at the rate of LIBOR plus  8.75%.
Loans under the New Palco Revolving Credit Facility bear interest at the rate of
LIBOR  plus  2.75% or prime  plus  0.75%,  at the  Borrowers'  option;  however, incremental  borrowings  made during the period from October 15 through  January
15,  bear  interest  at the rate of LIBOR  plus 4.50% or prime  plus  2.50%,  as applicable. The New Palco Revolving Credit Facility matures on July 18, 2011.

     Both the New Palco Term Loan and the New Palco  Revolving  Credit  Facility
contain substantially  identical restrictive covenants that limit the Borrowers'
ability to incur debt,  grant  liens,  make  investments,  pay  dividends,  make capital  expenditures  or merge or  consolidate,  and require the  Borrowers' to maintain a minimum level of EBITDA,  along with a minimum fixed charge  coverage ratio and maximum leverage ratio throughout the life of the loans. The operating cash flow  estimates  used to  establish  the EBITDA  maintenance  covenant  are subject to a number of assumptions  about future operating cash flows and actual results could differ  materially from these  estimates.  The New Palco Term Loan also requires the Borrowers to repay a  substantial  portion of the  outstanding principal of the New Palco Term Loan with the net proceeds  from the Palco Asset
Sale Program, including the real property associated with Palco's former Fortuna and Carlotta sawmills, and Palco-owned homes to be sold after certain milestones have been met. Any remaining principal balance of the New Palco Term Loan is due on July  18,  2011.  Accordingly,  continued  compliance  with  these  new  debt facilities is dependent on Palco's  ability to meet its EBITDA  projections  and timely complete  required asset sales. The New Palco Term Loan and the New Palco
Revolving  Credit  Facility  contain  customary  events of default and customary remedies with respect to the occurrence of an event of default.

     The New Palco  Term  Loan and New  Palco  Revolving  Credit  Facility  each include prepayment  premiums of 3%, 2% and 1% that will be payable in connection with any  prepayment of the New Palco Term Loan or reduction or  termination  of the New Palco  Revolving  Credit  Facility  during the  first,  second and third years,  respectively.  Under  the New Palco  Term  Loan and New Palco  Revolving
Credit Facility, Palco is permitted to invest up to $5.0 million in the Company.
No such investment had been made or committed to be made by Palco, and there can be no assurance that Palco would in the future  determine or be able to make any such investment in whole or part.

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

     Other Matters
     Capital  expenditures  were $2.2 million for the first half of 2006 and are expected to be between $5.4 million and $6.0 million for the  remainder of 2006, subject to available cash.

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
Although  certain sales have been completed,  there can be no assurance that the marketing efforts in respect of the remaining properties will be successful.

     Palco has  commenced  the Palco Asset Sale Program  pursuant to which it is marketing certain assets. The New Palco Term Loan and New Palco Revolving Credit
Facility also require the Borrowers to timely  complete  transactions  under the
Palco Asset Sale  Program.  There can be no  assurance  that  Palco's  marketing efforts will be  successful  or that  regulatory  approvals  will be obtained to enable Palco to timely complete required asset sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  Company is exposed to  changes  in  interest  rates  under the Line of
Credit. As of June 30, 2006, there were $42.2 million in borrowings  outstanding
under  all  variable  rate  facilities.   Based  on  the  amount  of  borrowings
outstanding  under these facilities during the six months ended June 30, 2006, a
1.0% change in interest  rates  effective  from the  beginning of the year would have resulted in an increase or decrease in interest expense of $0.2 million.

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

     As of the end of the period covered by this report,  our management carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's management,  including our Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures.  Based on the  evaluation,  our management, including our Chief  Executive  Officer and Chief Financial  Officer,  concluded that the Company's  disclosure controls and procedures were effective as of June
30, 2006.

     There have been no significant  changes in the Company's  internal controls or in other  factors  that  could  significantly  affect the  internal  controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information set forth in Note 5 is incorporated herein by reference.

ITEM 1A. RISK FACTORS

     Part I, Item 1A of the Company's Form 10-K contains  important risk factors that could cause the Company's  actual results to differ  materially  from those projected in any forward-looking  statement.  Additional risks and uncertainties not  currently  known or that are currently  deemed  immaterial  may  materially adversely impact our business, financial condition or operating results.

     The information  presented below updates, and should be read in conjunction with, the risk factor information  disclosed in the Form 10 K for the year ended
December 31, 2005.

     The Company has amended and  restated  the first item under "Risk  Factors:
Risks Related to Regulatory Matters" to read as follows:

     Regulatory  and  legislative  actions  have the power to limit our  harvest levels and require us and Palco to incur additional costs and have other adverse consequences.

     Regulatory and legislative  actions,  among others, are now having, or have the potential to have, material adverse impacts on us and Palco:

     o    The North  Coast  Water  Board has in the past  failed to release  for harvest a number of our previously-approved THPs, reducing current and projected harvest levels significantly. Continued failure of the North
          Coast Water Board to release  THPs for harvest  would  worsen the cash flow  difficulties  of the  Company  and Palco.  The North Coast Water
          Board has adopted WWDRs for the Freshwater  and Elk River  watersheds, which  action  has the  effect  of  allowing  harvesting  in these two watersheds to begin once THPs are enrolled by the Executive Officer of the North Coast Water Board.  There can be no assurance  that THPs for these two  watersheds  will  ultimately  be enrolled or  harvested  as planned  in 2006 or in  future  years.  If  there  are  delays  in the enrollment of these THPs, there could be a further significant adverse impact on current and future harvest levels and the cash flows of both the Company and Palco.

     o    The final TMDL requirements  applicable to the Company Timberlands may require  aquatic  protection  measures that are  different  from or in addition  to  those  in the  HCP or that  result  from  the  watershed analysis  process  provided  for in the HCP.  These  requirements  may further  reduce the  harvesting  on the Company  Timberlands  and cash flows of the Company and Palco.

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

     o    The designation of a species as endangered or threatened under the ESA or the CESA can  significantly  reduce  harvest levels if that species inhabits  the  Company  Timberlands  or if the  habitat of the Company
          Timberlands is deemed  favorable to the species.  While the HCP covers
          17 different species,  it is possible that additional species could be designated as endangered or threatened under both the ESA and the CESA

     o    Laws,  regulations and related judicial  decisions and  administrative interpretations dealing with forest products operations are subject to
          change  and  new  laws  and  regulations  are  frequently   introduced
          concerning the California  timber  industry.  From time to time, bills are  introduced  or  ballot  initiatives  commenced  relating  to  our operations.

     The Company has removed,  amended  and/or has added several new items under
"Risk  Factors-Risks  related to Palco's  Liquidity and Capital  Resources",  as follows:

     The risk, Palco is currently in default under its debt facilities, has been removed  as a risk due to the  closing  on the New Palco Term Loan and New Palco
Revolving  Credit  Facility on July 18, 2006.  The risk,  Palco may be adversely affected by an inability to obtain additional  liquidity,  has been removed as a risk due to the  closing  on the New Palco  Term  Loan and New  Palco  Revolving
Credit  Facility  on July 18,  2006.

     The risk, Palco is highly leveraged and debt covenant restrictions increase the difficulty of operating its business, has been added and amended as follows:

     Palco's  high level of debt and covenant  restrictions  under the New Palco
Term  Loan and New Palco  Revolving  Credit  Facility  could  have a variety  of important negative consequences, including:

     o    limiting its ability to borrow additional amounts for working capital, capital  expenditures,  debt  service  requirements,  execution of its operating strategies or other purposes;
     o    increasing its  vulnerability to general adverse economic and industry conditions;
     o    limiting its ability to capitalize on business opportunities,  such as purchasing additional log inventories from third parties, and to react
          to  competitive   pressures  and  adverse  government  regulation  and
          litigation developments; and
     o    limiting its  ability,  or  increasing  the costs,  to  refinance  its indebtedness.

     Palco may not be able to timely complete required asset sales.

     o    Palco may not be able to complete  the Palco  Asset Sale  Program in a timely manner.  Regulatory  approvals required to complete the program could delay receipt of liquidity.

     These risk factors and those set forth in the Form 10-K do not  represent a comprehensive  list of factors that could cause our results to differ from those that are currently anticipated and should be read together with the risk factors and other  information  set forth in the Form  10-K and in the  Company's  other filings with the Securities and Exchange Commission.

ITEM 6.    EXHIBITS

     a. Exhibits:

          10.1 Fourth Amendment to Credit  Agreement,  dated May 18, 2006, among
               Registrant,  Bank of  America,  N.A.,  The  Bank of Nova  Scotia,
               Keybank National Association,  and U.S. Bank National Association
               (incorporated   herein  by  reference  to  Exhibit  10.1  to  the
               Company's Current Report on Form 8-K filed on May 23, 2006)

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

                                           SCOTIA PACIFIC COMPANY LLC

Date: August 9, 2006          By: /S/ GARY L. CLARK
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

California  Permits:  The Permits issued by the State of California  pursuant to the HCP

California  Headwaters action: The claim filed by the Company and Palco with the
Claims Board against the North Coast Water Board,  the State Water Board and the
State of  California  (Claim No.  G558159)  alleging  that the  defendants  have substantially  impaired their  contractual and legal rights under the Headwaters
Agreement

California  Senate  Bill 810:  Bill  which  became  effective  January  1, 2004, providing  regional  water  quality  control  boards with  additional  authority related to the approval of THPs on land within impaired watersheds

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
DR020718) filed in the Superior Court of Humboldt County, California

CWA: Federal Clean Water Act

EBITDA:  As  defined  in  Section  1.01 of the New Palco Term Loan and New Palco
Revolving Credit Agreement  which,  among other things,  excludes the results of the Company.

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

MGI: MAXXAM Group Inc., a wholly owned subsidiary of MGHI

New Palco  Revolving  Credit  Facility:  The new five-year $60.0 million secured
asset-based   revolving  credit  facility  evidenced  by  the  Revolving  Credit
Agreement dated as of July 18, 2006,  among Palco and Britt,  as borrowers,  and
Marathon Structured Finance Fund L.P., as Administrative Agent

New Palco Term Loan: The new five-year $85.0 million secured term loan evidenced by the Term Loan Agreement dated as of July 18, 2006,  among Palco and Britt, as borrowers, and Marathon Structured Finance Fund L.P., as Administrative Agent

North Coast Water Board:  California  North Coast Regional Water Quality Control
Board

Old Palco Revolving Credit Facility:  Revolving credit facility evidenced by the
Revolving  Credit Agreement dated as of April 19, 2005 among Palco and Britt, as
Borrowers, and Credit Suisse First Boston

Old  Palco  Term  Loan:  $35.0  million  term  loan  evidenced  by the Term Loan
Agreement  dated as of April 19, 2005 among Palco and Britt,  as Borrowers,  and
The CIT Group/Business Credit, Inc.

Option  A  Plan:   Plan  for  complying  with   California's   sustained   yield
requirements,  which has been approved by the CDF and is being used by the Palco
Companies

Palco: The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Asset Sale Program: Palco's process for marketing certain of its assets

Palco Companies: The Company, Palco, and Salmon Creek, collectively

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

SFAS: Statement of Financial Accounting Standards

SFAS No. 153: SFAS No. 153,  "Exchange of  Nonmonetary  Assets," an amendment of
APB Opinion No. 29

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

Timber Notes Indenture: The indenture governing the Timber Notes

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