Form 10-Q
period 2006-11-14
SCOTIA PACIFIC CO LLC
filed 2006-11-14
CIK 1066797

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006

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
                   Statements of Income (Loss).................................
                   Statements of Cash Flows....................................
                   Condensed Notes to Financial Statements.....................

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations...................................

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
         Item 1A.  Risk Factors................................................
         Item 6.   Exhibits....................................................
         Signature ............................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS.........................................

                           SCOTIA PACIFIC COMPANY LLC

                                 BALANCE SHEETS
                            (In millions of dollars)

                                                                                       September 30,  December 31,
                                                                                           2006           2005
                                                                                      -------------- ----------------
                                                                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                            $    1.6       $    1.3
  Marketable securities, including restricted amounts of $8.9 and
     $23.0, respectively                                                                    8.9           24.2
  Receivables from Palco                                                                    7.6            4.5
  Prepaid timber harvesting costs                                                           5.8            6.0
  Other current assets                                                                      1.8            1.5
                                                                                      -------------- ----------------
     Total current assets                                                                  25.7           37.5
Timber and timberlands, net of accumulated depletion of $302.4 and
  $298.1, respectively                                                                    212.3          219.5
Property and equipment, net of accumulated depreciation of $24.9 and
  $22.6, respectively                                                                      30.3           29.3
Deferred financing costs                                                                    9.5           10.5
Restricted cash, marketable securities and other investments                                4.3            2.5
Intangible assets                                                                           2.2            2.9
                                                                                      -------------- ----------------
                                                                                      $   284.3      $   302.2
                                                                                      ============== ================

Liabilities and Member Deficit
Current liabilities:
  Payables to Palco                                                                   $     1.5      $     1.1
  Accrued interest                                                                         11.4           23.8
  Deferred revenue                                                                          4.0              -
  Other accrued liabilities                                                                 2.4            2.4
  Short-term borrowings and current maturities of long-term debt, excluding
    $7.3 and $11.1, respectively, of repurchased Timber Notes held in the
    SAR Account                                                                            74.3           49.4
                                                                                      -------------- ----------------
    Total current liabilities                                                              93.6           76.7
Long-term debt, less current maturities and excluding $37.0 and $44.3, respectively,
  of repurchased Timber Notes held in the SAR Account                                     643.1          669.6
Other noncurrent liabilities                                                                0.2            0.4
                                                                                      -------------- ----------------
    Total liabilities                                                                     736.9          746.7

Contingencies (See Note 5)

Member deficit                                                                           (452.6)        (444.5)
                                                                                      -------------- ----------------
                                                                                      $   284.3      $   302.2
                                                                                      ============== ================

     The accompanying notes are an integral part of these financial statements.

                       SCOTIA PACIFIC COMPANY LLC

                       STATEMENTS OF INCOME (LOSS)
                        (In millions of dollars)

                                                    Three Months Ended           Nine Months Ended
                                                      September 30,              September 30,
                                                 -------------------------- --------------------------
                                                      2006         2005       2006         2005
                                                 ------------ ------------- ------------ -------------
                                                                       (Unaudited)

Log sales to Palco                               $     23.6   $      25.7   $     46.6   $      59.2
                                                 ------------ ------------- ------------ -------------
Operating expenses:
  General and administrative                            5.8           8.2         15.2          22.3
  Depletion, depreciation and amortization              3.2           3.3          7.3           8.8
  Gain on sale of timberlands                          (4.1)            -         (9.1)            -
                                                 ------------ ------------- ------------ -------------
                                                        4.9          11.5         13.4          31.1
                                                 ------------ ------------- ------------ -------------
Operating income                                       18.7          14.2         33.2          28.1
                                                 ------------ ------------- ------------ -------------

Other income (expense):
  Interest and other income                             0.2           1.1          0.6           2.3
  Interest expense                                    (14.0)        (14.1)       (41.9)        (41.6)
                                                 ------------ ------------- ------------ -------------
                                                      (13.8)        (13.0)       (41.3)        (39.3)
                                                 ------------ ------------- ------------ -------------
Net income (loss)                                $      4.9   $       1.2   $     (8.1)  $     (11.2)
                                                 ============ ============= ============ =============

     The accompanying notes are an integral part of these financial statements.

                      SCOTIA PACIFIC COMPANY LLC

                       STATEMENTS OF CASH FLOWS
                       (In millions of dollars)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          --------------------------
                                                                                              2006         2005
                                                                                          ------------ -------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
  Net loss                                                                                $   (8.1)    $    (11.2)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depletion, depreciation and amortization                                                   7.3            8.8
    Gain on sale of timberlands                                                               (9.1)             -
    Amortization of deferred financing costs                                                   1.0            1.0
    Increase (decrease) in cash resulting from changes in:
      Receivables from Palco                                                                  (3.1)          (7.3)
      Prepaid timber harvesting costs                                                          0.2           (0.2)
      Payables to Palco                                                                        0.4            0.4
      Accrued interest                                                                       (12.4)         (12.8)
      Deferred revenue                                                                         4.0              -
      Other accrued liabilities                                                                  -            0.6
      Other                                                                                   (0.3)          (0.6)
                                                                                          ------------ -------------
      Net cash used for operating activities                                                 (20.1)         (21.3)
                                                                                          ------------ -------------

Cash flows from investing activities:
  Sales and maturities of marketable securities                                              122.9          108.7
  Purchases of marketable securities                                                        (121.7)        (107.6)
  Net proceeds from sale of assets                                                            13.1              -
  Net proceeds from restricted cash                                                           12.2            9.1
  Capital expenditures                                                                        (4.4)          (4.8)
                                                                                          ------------ -------------
      Net cash provided by investing activities                                               22.1            5.4
                                                                                          ------------ -------------

Cash flows from financing activities:
  Principal payments on Timber Notes and other timber related debt                           (18.2)         (15.6)
  Borrowings under line of credit agreement, net                                              16.5           31.4
                                                                                          ------------ -------------
      Net cash provided by (used for) financing activities                                    (1.7)          15.8
                                                                                          ------------ -------------

Net increase in cash and cash equivalents                                                      0.3           (0.1)
Cash and cash equivalents at beginning of period                                               1.3            0.5
                                                                                          ------------ -------------
Cash and cash equivalents at end of period                                                $    1.6     $      0.4
                                                                                          ============ =============

Supplemental disclosure of cash flow information:
  Interest paid, net of interest paid in respect of the Timber Notes
     held in the SAR Account                                                              $   53.3     $     53.4

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

     The financial  statements  included  herein are  unaudited;  however,  they include all  adjustments of a normal  recurring  nature which, in the opinion of management,  are necessary for a fair presentation of the financial  position of the Company at  September  30,  2006,  the results of  operations  for the three months and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005. The Company is a wholly owned subsidiary  of  Palco,  which is a wholly  owned  subsidiary  of MGI.  MGI is an indirect wholly owned subsidiary of MAXXAM.

     Liquidity and Cash Resources

     Future Harvest Levels
     The Company has  conducted  extensive  reviews and  analyses of its assets, operations  and future  prospects.  As a result of these  extensive  reviews and analyses,  the  Company  has  concluded  that,  in the  absence  of  significant regulatory  relief and  accommodations,  its future annual timber harvest levels and cash  flows  from  operations  for at least the next  several  years will be substantially  below  both  historical  harvest  levels and the  minimum  levels necessary  in order  to allow it to  satisfy  its debt  service  obligations  in respect of the Timber  Notes.  The Company  has  previously  disclosed  that its estimated  average annual harvest levels over the ten-year  period  beginning in
2006 is  estimated to be  approximately  100 million  board feet per year.  This harvest  level  reflects  the  Company's  estimate of the  cumulative  impact of ongoing regulatory limitations, watershed prescriptions, the requirements of the
HCP and other  matters and is based on a number of  assumptions  that may or may not prove to be accurate.  Actual harvest levels may even be lower, depending on the outcome of various assumptions.

     Regulatory Matters
     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's operations and liquidity. The ability to harvest Company Timber depends in large part upon the Company's ability to obtain  regulatory  approval of its THPs. The
Company has experienced  difficulties  and delays in the approval of its THPs as the result of regulatory and litigation  challenges and expects these challenges to  persist.  The  foregoing  matters  have  resulted  in declines in actual and expected  harvest  levels and cash flows,  significant  increases in the cost of logging operations and increased costs related to timber harvest litigation, all of which have severely  impacted the  historical  cash flows of both the Company and Palco. These adverse effects are expected to continue.

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

     On May 8, 2006,  the North Coast Water Board adopted the Freshwater and Elk
River WWDRs.  The decision  allows  harvesting  in these two  watersheds,  up to approximately  50% of the applicable  CDF Harvest  Limit,  once the staff of the
North Coast Water Board reviews and enrolls THPs  submitted by the Company.  The
North Coast Water  Board's  decision  also allowed the  enrollment of additional
THPs, bringing the total to approximately 75% of the CDF Harvest Limit for these two  watersheds,  upon  approval of a monitoring  and  reporting  program by the
Executive  Officer of the North Coast  Water Board  staff.  The  monitoring  and reporting program was approved on September 29, 2006, allowing enrollment by the staff of the  North  Coast  Water  Board of the  additional  THPs for  these two watersheds  planned for harvest in 2006. This  monitoring and reporting  program will also govern future THPs in these two watersheds.  However,  there can be no assurance  that  additional  THPs in these two  watersheds  will  ultimately  be enrolled or harvested as planned in 2006 or future years.  The North Coast Water
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

     In an effort to address the expected  future interest  payment  shortfalls, the  Company  initiated  the  Land  Sale  Program  to  sell  certain  timberland properties, as well as various non-timberland properties, such as ranchlands and recreational  areas. The Company expects that all of the net proceeds from sales under the Land Sale  Program  will be  available  to pay  interest on the Timber
Notes,  in  accordance  with the Timber Notes  Indenture.  During the first nine months of 2006,  the Company  sold  properties  available  under the program for
$13.1 million.  The aggregate estimated market value of the remaining properties included in the Land Sale Program  should cover the  Company's  expected  future interest payment shortfalls, and the sale of enough of these properties to cover the expected future interest  payment  shortfalls  should not materially  reduce estimated  average annual  harvest levels over the next decade.  There can be no assurance that the marketing  efforts for the Land Sale Program  properties will be  successful  or that the  resulting  proceeds,  if any, will be sufficient to cover the Company's expected future interest payment shortfalls.  The properties included in the Land Sale Program may change from time to time.

     In an effort to address the Company's 2006 operating cash  shortfalls,  the
Company and MGI consummated three timber/log purchases that provided the Company an  aggregate  of $8.1  million of  additional  liquidity  to pay its  expenses, including  interest  due in  respect of the  Timber  Notes on the  Timber  Notes payment dates in January 2006 and July 2006, as discussed  below.  In July 2006, the Company also requested that Palco make an early payment of $2.1 million,  in respect of certain  logs that had already  been  delivered  to and  purchased by
Palco from the  Company.  Palco  approved and  delivered  the early log payment, which  was  used to pay the  Company's  expenses,  including  a  portion  of the interest due in respect of the July 2006 Timber Notes payment date.

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
Credit,  $10.2  million  of funds  from the Land Sale  Program,  a $3.7  million
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

     As noted above,  the Company also expects to continue to incur  substantial interest payment shortfalls over at least the next several years. The failure of the  Company  to pay all of the  interest  on the  Timber  Notes  when due would constitute an event of default under the Timber Notes Indenture. There can be no assurance  that  the  Company  will be able to  generate  sufficient  additional liquidity to fund the expected  future cash  shortfalls.  To the extent that the
Company is unable to generate sufficient liquidity from the Land Sale Program or other sources,  the Company expects that it will be forced to take extraordinary actions,  which  may  include:  laying  off  employees,  shutting  down  various operations, and seeking protection by filing under the Bankruptcy Code.

     Palco Liquidity Update
     As of December 31, 2005, and June 30, 2006, Palco and Britt were in default under the Old Palco Term Loan and the Old Palco Revolving Credit Facility due to
financial covenant breaches. In the first half of 2006, additional liquidity was needed at Palco and Palco  borrowed an  aggregate  of $20.0  million from MGI to meet its cash shortfalls.  Palco's liquidity shortfalls during the first half of
2006 resulted primarily from reduced log supply from the Company and operational inefficiencies  related  to the  large log  processing  line at  Palco's  Scotia sawmill.

     On July 18, 2006,  Palco and Britt,  as Borrowers,  closed on the New Palco
Term Loan,  a  five-year  $85.0  million  secured  term loan,  and the New Palco
Revolving  Credit  Facility,  a  five-year  $60.0  million  secured  asset-based revolving  credit  facility,  and  terminated  the Old  Palco  Revolving  Credit
Facility  and the Old Palco Term Loan.  The New Palco Term Loan was fully funded at closing.  The New Palco Term Loan and the New Palco Revolving Credit Facility
required  MGI to provide a $10.0  million  subordinated  loan to the  Borrowers, which was also funded at closing.  The Borrowers  used  approximately  (i) $34.0 million  of the New Palco  Term Loan to pay off the Old Palco  Term  Loan;  (ii)
$22.5  million  of the New Palco  Term  Loan to pay off the Old Palco  Revolving
Credit Facility and cash  collateralize  previously-existing  letters of credit;
and (iii) $6.0 million to pay transaction  costs. The remaining $32.5 million of loan  proceeds  were used for general  corporate  purposes.  As of September 30,
2006, $84.6 million was outstanding under the New Palco Term Loan, $10.8 million was outstanding  under the New Palco Revolving Credit Facility,  and the maximum remaining  availability  under the New Palco Revolving Credit Facility was $36.5
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
Loans under the New Palco Revolving Credit Facility bear interest at the rate of
LIBOR  plus  2.75% or prime  plus  0.75%,  at the  Borrowers'  option;  however, incremental borrowings made during the period from October 15 through January 15 bear  interest  at the  rate of  LIBOR  plus  4.50%  or  prime  plus  2.50%,  as applicable.

     Both the New Palco Term Loan and the New Palco  Revolving  Credit  Facility
contain substantially  identical restrictive covenants that limit the Borrowers'
ability to incur debt,  grant  liens,  make  investments,  pay  dividends,  make capital  expenditures  or merge or  consolidate,  and require the  Borrowers  to maintain  specified  minimum  levels  of  EBITDA  throughout  the  life  of  the facilities  and  specified  minimum  fixed  charge  coverage  ratios and maximum leverage ratios commencing  December 31, 2007. The operating cash flow estimates used to  establish  the EBITDA  maintenance  covenant are subject to a number of assumptions  about future  operating  cash flows and actual results could differ materially  from  these  estimates.  The New Palco Term Loan also  requires  the
Borrowers to repay a substantial portion of the outstanding principal of the New
Palco  Term  Loan with the net  proceeds  from  various  required  asset  sales, including the real property  associated with Palco's former Fortuna and Carlotta sawmills,  and Palco-owned  homes to be sold after certain  milestones have been met. Any  remaining  principal  balance of the New Palco Term Loan is due on the maturity date. Accordingly,  continued compliance with these new debt facilities is  dependent  on  Palco's  ability to meet its  EBITDA  projections  and timely complete required asset sales. There can be no assurance that Palco will be able to meet these financial covenants in future periods. The New Palco Term Loan and the New Palco Revolving Credit Facility contain  customary events of default and customary remedies with respect to the occurrence of an event of default and are each  secured by a  security  interest  in the stock of Palco  held by MGI,  and substantially  all of the assets of the  Borrowers  (other than  Palco's  equity interest in the Company).

     The Borrowers did not meet the required minimum EBITDA maintenance covenant for the three  month  period  ended  September  30,  2006,  due to an  unplanned severance  charge and a legal  settlement.  The Borrowers  expect the lenders to issue a limited waiver of the default through December 14, 2006. Until such time as the default is resolved,  amounts  outstanding  under the New Palco Term Loan and the New Palco  Revolving  Credit  Facility have been classified as a current liability  in MAXXAM's  consolidated  financial  statements.  Additionally,  the
Borrowers  have notified the lenders that changing  market  conditions and other factors will likely impact the  Borrowers'  ability to comply with the financial covenants in future periods.  The Borrowers are evaluating various  cost-cutting initiatives to improve  profitability,  but there can be no assurance that these efforts will  generate  sufficient  liquidity to enable the  Borrowers to comply with the  financial  covenants in future  periods.  The  Borrowers  are pursuing discussions  with the  lenders in an effort to amend the New Palco Term Loan and the New Palco  Revolving  Credit  Agreements  to reflect these  changing  market conditions  and  other  factors;  however,  there can be no  assurance  that the
Borrowers will be successful in their  efforts.  In the event that the Borrowers are unable to improve  profitability or amend the two facilities as needed, they may be forced to take extraordinary actions.

     The New Palco  Term  Loan and New  Palco  Revolving  Credit  Facility  each include prepayment  premiums of 3%, 2% and 1% that will be payable in connection with any  prepayment of the New Palco Term Loan or reduction or  termination  of the New Palco Revolving Credit Facility during the facilities' first, second and third years, respectively. Under the New Palco Term Loan and New Palco Revolving
Credit Facility, Palco is permitted to invest up to $5.0 million in the Company.
No such investment has been made or committed to be made by Palco, and there can be no assurance that Palco would in the future  determine or be able to make any such investment in whole or part.

     Reclassifications

     Certain   reclassifications  have  been  made  to  prior  years'  financial statements to be consistent with the current year's  presentation.

     Use of Estimates and Assumptions

     The  preparation  of financial  statements  in accordance  with  accounting principles  generally  accepted in the United States of America requires the use
of  estimates  and  assumptions   that  affect  (i)  the  reported  amounts  and
classification  of assets and  liabilities  (ii) the  disclosure  of  contingent assets and  liabilities  known to exist as of the date the financial  statements are published and (iii) the reported amount of revenues and expenses  recognized during each period  presented.  The Company  reviews all  significant  estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the financial statements with the Securities and Exchange Commission. Adjustments made to estimates often relate to improved  information  not  previously  available.  Uncertainties  are inherent in such estimates and related assumptions;  accordingly, actual results could differ from these estimates.

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

     Fair Value Measurements
     In  September  2006,  the FASB issued  SFAS No.  157,  which is intended to increase  consistency and  comparability in fair value  measurements by defining fair value,  establishing  a framework  for  measuring  fair value and expanding disclosures about fair value  measurements.  SFAS 157 is effective for financial statements  issued for fiscal years  beginning  after  November  15,  2007,  and interim  periods  within those fiscal years.  The Company will adopt SFAS 157 on
January 1, 2008, and has not yet determined the impact, if any, on its financial statements.

3.   Restricted  Cash,  Cash  Equivalents,   Marketable   Securities  and  Other
     Investments

     Restricted  cash,  cash  equivalents,   marketable   securities  and  other
investments  include the following  amounts which are restricted under the terms of the Company's debt agreements (in millions):

                                                                                      September 30,   December 31,
                                                                                           2006           2005
                                                                                     --------------- ----------------
Amounts held in the SAR Account:
  Current portion of restricted marketable securities and other investments          $   8.9         $    23.0
  Long-term portion of restricted marketable securities and other investments (1)       41.3              52.9
  Less:  Amounts attributable to Timber Notes held in SAR Account (1)                  (41.3)            (52.9)
                                                                                     --------------- ----------------
    Total amounts held in the SAR Account                                                8.9              23.0

Other amounts restricted under the Timber Notes Indenture                                4.3               2.5
                                                                                     --------------- ----------------
Total restricted cash, cash equivalents, marketable securities and other investments $  13.2         $    25.5
                                                                                     =============== ================
------------------------

(1)  This amount  represents the aggregate  amount price paid by the Company for the Class A-1 and Class A-2 Timber Notes held in the SAR Account. The Class
     A-2 Timber Notes held in the SAR Account were sold in October 2006, and the net proceeds from the sale of approximately $30.2 million were deposited in the SAR Account.

     Amounts in the SAR  Account,  including  the  Timber  Notes held in the SAR
Account,  are being held by the  Trustee to support  principal  payments  on the
Timber Notes. See Note 4 for further discussion of the SAR Account.

4.   Debt

     Principal  amounts  of  outstanding  debt  consist  of  the  following  (in millions):

                                                                                      September 30,   December 31,
                                                                                           2006           2005
                                                                                     --------------- ----------------
Line of Credit, due as described below                                                $   47.8       $         31.3
6.55% Class A-1 Timber Notes due July 20, 2028                                             7.3                 36.6
7.11% Class A-2 Timber Notes due July 20, 2028                                           243.2                243.2
7.71% Class A-3 Timber Notes due July 20, 2028                                           463.3                463.3
                                                                                     --------------- ----------------
    Total Principal Outstanding                                                          761.6                774.4
    Less: Current Maturities                                                             (81.6)               (60.5)
       Class A-1 Timber Notes held in the SAR Account, at par value(1)                    (2.8)               (13.9)
       Class A-2 Timber Notes held in the SAR Account, at par value(1) (2)               (41.5)               (41.5)
                                                                                     --------------- ----------------
                                                                                      $  635.7       $        658.5
                                                                                      ============== ================
-----------------------
(1)  The Timber Notes Indenture provides that a Timber Note does not cease to be outstanding  because the Company holds the  instrument.  Consequently,  the
     Company is  required  to pay and has paid  interest  and  principal  on the
     Timber Notes held in the SAR Account.
(2)  The Class A-2  Timber  Notes held in the SAR  Account  were sold in October
     2006.

     Line of Credit
     The Line of Credit  allows the Company to borrow up to one year's  interest on the aggregate  outstanding  principal balance of the Timber Notes. On May 18,
2006, the Line of Credit was extended to July 6, 2007. At or near the completion of such  extension,  the Company  intends to request  that the Line of Credit be extended for an  additional  period of not less than 364 days.  If not extended, the Company may draw upon the full amount available.  The amount drawn would, to the extent of available  funds,  be repayable in 12 semiannual  installments  on each  Timber  Notes  payment  date (after the  payment of certain  other  items, including the Aggregate Minimum Principal  Amortization Amount, as defined, then due), commencing  approximately two and one-half years following the date of the draw. At September 30, 2006, the maximum  availability  under the Line of Credit was $53.5 million, and outstanding borrowings were $47.8 million.

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
Credit,  $10.2  million  of funds  from the Land Sale  Program,  a $3.7  million timber/log purchase by MGI, and a $2.1 million early log payment by Palco to pay all of the $27.1  million of interest due ($25.4  million net of interest due in respect of Timber Notes held in the SAR Account).  The Company also repaid $10.0 million of  principal  on the Timber  Notes ($6.2  million net of  principal  in respect of Timber Notes held in the SAR  Account),  an amount equal to Scheduled
Amortization, using funds held in the SAR Account.

     As  discussed  further  in Note 1, the  Company is  experiencing  financial difficulties due to regulatory restrictions on harvesting, and other factors. As a result,  the Company expects to incur substantial  interest payment shortfalls over at least the next several years. Such an event would constitute an event of default  under the  Timber  Notes  Indenture.  In the event of a failure  to pay interest or  principal  on the Timber Notes in full when due, the Trustee or the holders of at least 25% of the  aggregate  outstanding  principal  amount of the
Timber Notes may cause all principal,  interest and other amounts related to the
Timber  Notes to become  immediately  due and payable.  Also,  in the event of a failure  by the  Company  or  Palco  to  perform  its  respective  covenants  or agreements  under the  Master  Purchase  Agreement  or by Palco to  perform  its covenants or agreements under the Services Agreement,  which failure in the case of certain  covenants or agreements  continues for 30 days after notice from the
Trustee or the holders of 25% or more of the outstanding principal amount of the
Timber Notes, the holders of a majority of the aggregate  outstanding  principal amount of the Timber Notes may cause all  principal,  interest and other amounts related to the Timber Notes to become immediately due and payable.  In the event of any such acceleration, the Agent under the Line of Credit may also accelerate the advances  then  outstanding.  If such  accelerations  of Timber Notes and/or advances  under the Line of Credit  occur,  the Trustee may  exercise all rights under the Timber  Notes  Indenture  and related  security  documents,  including applying funds to pay accelerated  amounts,  and selling the Company Timberlands and the Company Timber Rights and other assets and using the proceeds thereof to pay accelerated  amounts.  In the event that the Company were to seek protection by filing under the  Bankruptcy  Code,  all amounts  related to the Timber Notes would become  immediately  due and payable under the Timber Notes  Indenture and all advances under the Line of Credit could be accelerated. The foregoing rights of the Trustee and holders of Timber Notes would be subject to the rights of the
Company under the  Bankruptcy  Code if it sought  protection by filing under the
Bankruptcy Code.

     U.S. Bank, the Trustee under the Timber Notes Indenture, resigned effective
May 1, 2006.  The Company  appointed  Deutsche  Bank  National  Trust Company as successor  Trustee under the Timber Notes Indenture,  which  appointment  became effective May 1, 2006.  Deutsche Bank National Trust Company resigned  effective
August 25, 2006 and the Company appointed Bank of New York as successor Trustee, which appointment became effective August 25, 2006.

     SAR Account
     Amounts on deposit in the SAR Account are used on each Timber Notes payment date to make principal payments on the Timber Notes in accordance with Scheduled
Amortization.  However,  if the amount on deposit in the SAR Account on a Timber
Notes payment date is less than what is needed to reduce  outstanding  principal in accordance with Scheduled Amortization, only the amount on deposit in the SAR
Account is required to be paid as a principal payment on the Timber Notes.

     At  September  30,  2006,  the  SAR  Account   balance  was  $50.2  million
(consisting  of $41.3  million of Timber  Notes held in the SAR Account and $8.9 million in marketable securities).  On October 11, 2006, the Company completed a private  placement of the $41.5 million par value of Class A-2 Timber Notes held in the SAR Account at a sales price of $750 per $1,000  principal  amount,  plus accrued  interest from July 20, 2006.  The net proceeds of  approximately  $30.2 million were deposited into the SAR Account.  The Company  expects that cash and marketable  securities  on deposit in the SAR Account will not be  sufficient to cover all of the Scheduled  Amortization  on the January 20, 2008,  Timber Notes
payment date and beyond.

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

     Environmental Plans
     From March 1999 until October 2002, the Company prepared THPs in accordance with the  SYP.  The SYP was  intended  to  comply  with  regulations  of the CDF requiring  timber  companies to  demonstrate  sustained  yield,  i.e. that their projected  average  annual  harvest  for any decade  within a 100-year  planning period  would not  exceed  the  average  annual  growth  level at the end of the
100-year planning period.  These regulations allow companies which do not have a sustained  yield plan to follow  alternative  procedures to document  compliance
with   the   sustained   yield    requirements.    As   discussed   below   (see
"-Contingencies-Timber  Harvest  Litigation"),  in October 2003,  the California
trial court hearing the EPIC-SYP/Permits lawsuit entered a judgment invalidating the SYP and the California  Permits,  although an appellate  court reversed that decision in  December  2005.  The  plaintiffs  appealed  the  appellate  court's decision to the California Supreme Court, which has indicated it will review the matter. As a result of an earlier stay order and the trial court's judgment, the
Company from October 2002 until March 2005  obtained  review and approval of its
THPs under an  alternative  procedure in the  California  forest  practice rules known as Option C. Option C is available  to  landowners  who have  submitted an
"Option A" plan to the CDF for review (as was done by Palco). An approved Option
A plan is an  alternative to obtaining  approval of a sustained  yield plan. The
Company's  Option A plan was  approved by the CDF in March 2005.  The Company is currently  relying  upon the  Option A Plan to obtain  THP  approvals,  and will likely continue to do so in the future.

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

     Water Quality
     Laws and  regulations  dealing with water  quality are  impacting the Palco
Companies primarily in four areas:  efforts by the EPA and the North Coast Water
Board to establish  TMDLs in  watercourses  that have been  declared to be water quality  impaired;  actions  by the North  Coast  Water  Board to  impose  waste discharge  reporting  requirements  in  respect  of  watersheds  on the  Company
Timberlands and in some cases,  clean-up or preventive measures;  actions by the
North  Coast  Water  Board  during the THP  approval  process  imposing  certain operational requirements on individual THPs; and the development of WWDRs by the
North  Coast  Water  Board  and its  staff  for  the  Freshwater  and Elk  River watersheds.

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow  within the  Company  Timberlands.  On the  Company  Timberlands,  the
relevant  contaminant  is  simple  sediment  - dust,  dirt and  gravel - that is abundant  in  watercourses  largely as a function of the area's  normally  heavy rainfall  and soil that  erodes  easily.  The  Company  expects  the  process of establishing  TMDLs to continue  until at least 2010. The EPA has issued reports dealing with TMDLs on three of the nine  watercourses.  The agency has indicated
that the  requirements  under the HCP would  significantly  address the sediment issues that resulted in TMDL requirements for these watercourses. Presently, the
North Coast Water Board is in the process of establishing the TMDL  requirements applicable to two other  watercourses,  Freshwater and Elk River, on the Company
Timberlands, with a targeted completion of 2007 for these two watercourses.  The
Company's  scientists are actively working with North Coast Water Board staff to ensure that these TMDLs recognize and incorporate the  environmental  protection measures  of the HCP.  The final TMDL  requirements  applicable  to the  Company
Timberlands may require aquatic  protection  measures that are different from or in  addition to those in the HCP or that  result  from the  prescriptions  to be developed  pursuant to the watershed  analysis  process provided for in the HCP.
Those requirements could further restrict harvesting on the Company Timberlands.

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
The Palco Companies and the North Coast Water Board are currently in discussions to determine what these measures will be. The requirements  imposed to date have significantly  increased operating costs;  future additional  requirements could further increase costs and cause additional delays in THP approvals.

     The North Coast Water Board has also issued the Elk River Orders, which are aimed at addressing  existing sediment production sites through cleanup actions.
The North Coast Water Board has also  initiated the process that could result in
similar  orders  for  the  Freshwater   and  Bear  Creek   watersheds,   and  is
contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk
River Orders have resulted in increased costs that could extend over a number of years.  Additional orders for other watersheds  (should they be issued) may also result in further cost  increases.

     On May 8, 2006,  the North Coast Water Board adopted the Freshwater and Elk
River WWDRs.  The  decision  allows  harvesting  in these two  watersheds,  up to approximately  50% of the applicable  CDF Harvest  Limit,  once the staff of the
North Coast Water Board reviews and enrolls THPs  submitted by the Company.  The
North Coast Water  Board's  decision  also allowed the  enrollment of additional
THPs, bringing the total to approximately 75% of the CDF Harvest Limit for these two  watersheds,  upon  approval of a monitoring  and  reporting  program by the
Executive  Officer of the North Coast  Water Board  staff.  The  monitoring  and reporting program was approved on September 29, 2006, allowing enrollment by the staff of the  North  Coast  Water  Board of the  additional  THPs for  these two watersheds  planned for harvest in 2006. This  monitoring and reporting  program will also govern future THPs in these two watersheds.  However,  there can be no assurance  that  additional  THPs in these two  watersheds  will  ultimately  be enrolled or harvested as planned in 2006 or future years.  The North Coast Water
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

     Effective  January 1, 2004,  California  Senate Bill 810 provides  regional water quality control boards with additional  authority  related to the approval of THPs on land within  impaired  watersheds.  The Company is  uncertain  of the operational and financial  effects that will ultimately  result from Senate Bill
810;  however,  because  substantially all rivers and waterbodies on the Company
Timberlands  are  classified as  sediment-impaired,  implementation  of this law could result in additional delays in obtaining  approvals of THPs, lower harvest levels,  increased  costs,  and  additional  protection  measures  beyond  those contained in the HCP.

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
The case is not yet final as the trial has not yet been held, and there are many unresolved  issues  involving  interpretation  of the Court's  decision  and its application to actual  operations.  On April 28, 2006, the Court denied separate motions for summary  judgment that had been filed by the Palco Companies and the plaintiff.  On June 30, 2006, the plaintiff  filed a motion for partial  summary judgment  seeking to  establish  the Palco  Companies'  liability  and the Palco
Companies filed a new motion for summary  judgment  asserting that the plaintiff lacks  standing to maintain the lawsuit.  A hearing on these motions was held on
October 3, 2006, and the Court took the matter under submission.

     Should the Court's  October 2003  decision  ultimately  become final and be held to apply to all of the timber  operations  of the Palco  Companies,  it may have  some  or all of the  following  effects:  imposing  additional  permitting requirements,  delaying  approvals of THPs,  increasing  harvesting  costs,  and adding water protection  measures beyond those contained in the HCP. The Company believes that civil penalties should not be awarded for operations that occurred prior to the Court's decision due to timber companies'  historical reliance upon the regulation and the Company's belief that the requirements  under the HCP are adequate to ensure that sediment and pollutants  from  harvesting  activities on the Company Timberlands will not reach levels harmful to the environment.  While the impact of a conclusion to this case that upholds the October 2003 ruling may be adverse,  the Company  does not  believe  that such an outcome  should have a material  adverse  impact  on the  Company's  financial  condition,  results  of operations  or  liquidity.  Nevertheless,  due to the numerous ways in which the
Court's  interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

     On November 20, 2002, the Cook and Cave actions were filed,  which name the
Company and certain  affiliates as defendants.  The Cook action  alleges,  among other things, that defendants' logging practices have contributed to an increase in flooding along Freshwater Creek (which runs through the Company Timberlands),
resulting  in  personal  injury  and  damage  to  the  plaintiffs'   properties.
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

     On February 25, 2003,  the District  Attorney of Humboldt  County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair  business  practices in connection with completion of the Headwaters  Agreement,  and that this resulted in the harvest of  significantly  more trees than would have  otherwise been the case. The suit sought a variety of remedies, including a civil penalty of $2,500 for each  additional tree that has been or will be harvested due to this alleged increase in harvest,  as well as restitution and an injunction in respect of the additional  timber harvesting  allegedly being conducted.  On June 14, 2005, the
Court dismissed this matter in its entirety. On September 19, 2005, the District
Attorney  appealed  this  decision,  however,  the  Company  believes  that  the dismissal and prior rulings of the Court  substantially  diminished the exposure of the Palco Companies with respect to this matter.

     In December  2005,  the Company and Palco filed the  California  Headwaters action with the Claims Board. The California  Headwaters action alleges that the defendants have  substantially  impaired the contractual and legal rights of the
Company  and Palco  under the  Headwaters  Agreement  and the  related  permits, authorizations and approvals. The California Headwaters action also alleges that the actions of the defendants have caused the companies substantial damages, but does not  specify an amount.  While the Claims  Board has  indicated  that it is investigating  the  matter,  it  failed  to  approve  or deny  the  claim by the statutory  deadline.  As a  result,  the  California  Headwaters  action  is  by operation  of law treated as having been  denied,  the Company and Palco may now file a claim for damages in  California  state court.  The Company and Palco are considering how best to proceed with respect to this matter.

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

6.   Comprehensive Income (Loss) and Member Deficit

     Comprehensive income (loss) includes the following (in millions):

                                                                        Three Months                Nine Months
                                                                    Ended September                 Ended
                                                                          30,                   September 30,
                                                                ------------------------- --------------------------
                                                                    2006         2005         2006         2005
                                                                ------------ ------------- ------------ -------------

Net income (loss)                                               $    4.9     $    1.2      $   (8.1)    $  (11.2)
Other comprehensive income:
  Net change in fair value of available-for-sale investments           -            -             -          0.2
                                                                ------------ ------------- ------------ -------------
Total comprehensive income (loss)                                $   4.9     $    1.2      $   (8.1)    $  (11.0)
                                                                ============ ============= ============ =============

     A  reconciliation  of the  activity  in member  deficit is as  follows  (in millions):
                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          --------------------------
                                                                                              2006          2005
                                                                                          ------------ -------------
Balance at beginning of period                                                            $   (444.5)  $    (431.6)
Comprehensive loss                                                                              (8.1)        (11.0)
                                                                                          ------------ -------------
Balance at end of period                                                                  $   (452.6)  $    (442.6)
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

     This Quarterly  Report on Form 10-Q contains  statements  which  constitute
"forward-looking  statements"  within the meaning of the PSLRA. These statements appear in a number of places in this Report.  Such  statements can be identified by the use of forward-looking  terminology such as "believes," "expects," "may,"
"estimates," "will," "should," "could," "plans," "intends," "projects," "seeks,"
or  "anticipates"  or the  negative  thereof  or  other  variations  thereon  or comparable  terminology,  or by discussions  of strategy.  Readers are cautioned
that  any  such   forward-looking   statements  are  not  guarantees  of  future
performance and involve  significant  risks and  uncertainties,  and that actual results may vary materially from the  forward-looking  statements as a result of various  factors.  These  factors  include  the  effectiveness  of  management's strategies and decisions, general economic and business conditions, developments
in  technology,   new  or  modified   statutory,   environmental  or  regulatory
requirements,   litigation   developments,   and  changing   prices  and  market
conditions.  This Form 10-Q and the Form 10-K identify other factors which could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Results of Operations

     This  section  contains   statements   which  constitute   "forward-looking
statements" within the meaning of the PSLRA. See the second paragraph of Item 2.
for cautionary information with respect to such forward-looking statements.

     The  Company's  business  has  become  increasingly  unpredictable  due  to continued  regulatory  constraints,  ongoing  litigation  challenges  and  other factors. Additionally, the Company's business is somewhat seasonal, with its net sales having  historically  been higher in the months of April through  November than in the  months of  December  through  March.  Management  expects  that the
Company's   revenues  and  cash  flows  will   continue  to  be   unpredictable.
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

     In addition to the matters described above,  there can be no assurance that certain other pending  legal,  regulatory  and  environmental  matters or future
governmental  regulations,   additional  litigation,  legislation,  judicial  or
administrative  decisions,  adverse  weather  conditions,  or low  lumber or log prices,  will not also have material adverse effects on the Company's  financial condition,  results of operations or liquidity. See Item 1. "Business-Regulatory and Environmental Factors," and Item 3. "Legal Proceedings" of the Form 10-K and
Item 1A.  "Risk  Factors"in  this  Form 10-Q and Note 5 (under  "Regulatory  and
Environmental  Factors"  and  "Contingencies  Timber  Harvest  Litigation")  for
further  information  regarding  regulatory  and  legislative  matters and legal proceedings relating to the Company's operations.

     Log Sales to Palco
     The following  table  presents  price,  volume and revenue  amounts for the
Company for the periods indicated (revenues in millions).

                                     Three Months Ended September 30, 2006   Three Months Ended September 30, 2005
                                     -------------------------------------- -----------------------------------------
                                                      Price                                  Price
                                         MBFE        $/MBFE       Revenues       MBFE       $/MBFE      Revenues
                                     ----------- ------------- ------------ ------------- ------------- -------------
Redwood                                20,400    $   1,004     $    20.5        21,900    $    952      $     20.8
Douglas fir                             4,500          616           2.8         7,200         640             4.7
Other                                     900          391           0.3           600         404             0.2
                                     -----------               ------------ -------------                -------------
                                       25,800          916     $    23.6        29,700         865      $     25.7
                                     ===========               ============ =============                =============

                                      Nine Months Ended September 30, 2006   Nine Months Ended September 30, 2005
                                     -------------------------------------------------------------------------------
                                                     Price                                   Price
                                         MBFE        $/MBFE       Revenues       MBFE       $/MBFE      Revenues

                                     ----------- ------------- ------------- ------------ ------------- -------------
Redwood                                41,800    $     993     $    41.5        55,000    $    892      $     49.0
Douglas fir                             7,600          614           4.7        16,200         605             9.9
Other                                   1,300          381           0.4         1,700         189             0.3
                                     -----------               ------------- ------------               -------------
                                       50,700          921     $    46.6        72,900         812         $  59.2
                                     ===========               ============= ============               =============

     For the three months ended  September 30, 2006, the Company  experienced an overall 8.2% decrease in revenues and a 13.1% decrease in sales volume  compared to the three  months  ended  September  30,  2005.  The  decrease  in revenue is attributable  to the  decline  in  harvest  levels,  partially  offset by a 5.9%
increase in the average realized price of logs.

     For the nine months ended  September 30, 2006,  the Company  experienced an overall 21.3% decrease in revenues and a 30.5% decrease in sales volume compared to the nine  months  ended  September  30,  2005.  The  decrease  in  revenue is attributable  to the  decline in  harvest  levels,  partially  offset by a 13.4%
increase in the average realized price of logs.

     Operating Income and Net Loss
     The Company  generated  operating income of $18.7 million and $33.2 million for the third  quarter of 2006 and the nine months  ended  September  30,  2006, respectively.  These  results  include a gain of $4.1 million and $9.1  million, respectively,  from the sale of  certain  properties.  The  Company's  operating results for the first nine months of 2005  include  substantial  legal and other professional  fees  relating  to the  Company's  efforts to pursue a  negotiated restructuring  of the Timber  Notes.  The  Company  also had excess cash in 2005 invested that generated equity income of approximately $1.0 million in the third quarter of 2005 and $2.1 million for the nine months ended September 30, 2005.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements" within the meaning of the PSLRA. See the second paragraph of Item 2.
for cautionary information with respect to such forward-looking statements.

     Due to its highly leveraged  condition,  the Company is more sensitive than less leveraged companies to factors affecting its operations,  including low log prices,  governmental  regulation and  litigation  affecting  timber  harvesting operations on the Company  Timberlands  (see Item 1A. "Risk Factors" of the Form
10-K and in this Form 10-Q and Note 5), and  general  economic  conditions.  The
Company's  cash flows from  operations  are  significantly  impacted  by harvest volumes and log prices.  The Master Purchase  Agreement  between the Company and
Palco (see Item 1. "Business-Operation of Company Timberlands" of the Form 10-K)
contemplates  that all  sales of logs by the  Company  to Palco  will be at fair market value (based on stumpage prices) for each species and category of timber.
The Master  Purchase  Agreement  provides  that if the purchase  price equals or exceeds  the SBE Price and a  structuring  price set forth in a schedule  to the
Timber Notes Indenture, the purchase price is deemed to be at fair market value.
If the  purchase  price  equals or exceeds  the SBE Price,  but is less than the structuring  price,  then the  Company  is  required  to engage  an  independent forestry  consultant  to confirm that the purchase  price  reflects  fair market value. In January 2006, the State Board of Equalization  adopted the new Harvest
Value Schedule for the first half of 2006. The prices published in that schedule reflected  a 9.7%  increase in the SBE Price for small  redwood  logs and a 5.6%
decrease for small Douglas-fir logs from the prices published for the first half of 2005. In June 2006, the State Board of Equalization  issued the Harvest Value
Schedule  for the second half of 2006.  The prices  published  in that  schedule reflected  a 4.0%  increase in the SBE Price for small  redwood  logs and a 5.6%
decrease  for small  Douglas fir logs from the prices  published  for the second half of 2005.

     Future Harvest Levels
     The Company has  conducted  extensive  reviews and  analyses of its assets, operations  and future  prospects.  As a result of these  extensive  reviews and analyses,  the  Company  has  concluded  that,  in the  absence  of  significant regulatory  relief and  accommodations,  its future annual timber harvest levels and cash  flows  from  operations  for at least the next  several  years will be substantially  below  both  historical  harvest  levels and the  minimum  levels necessary  in order  to allow it to  satisfy  its debt  service  obligations  in respect of the Timber  Notes.  The Company  has  previously  disclosed  that its estimated  average annual harvest levels over the ten-year  period  beginning in
2006 is  estimated to be  approximately  100 million  board feet per year.  This harvest  level  reflects  the  Company's  estimate of the  cumulative  impact of ongoing regulatory limitations, watershed prescriptions, the requirements of the
HCP and other  matters and is based on a number of  assumptions  that may or may not prove to be accurate.  Actual harvest levels may even be lower, depending on the outcome of various assumptions.

     Regulatory Matters
     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's operations and liquidity. The ability to harvest Company Timber depends in large part upon the Company's ability to obtain  regulatory  approval of its THPs. The
Company has experienced  difficulties  and delays in the approval of its THPs as the result of regulatory and litigation  challenges and expects these challenges to  persist.  The  foregoing  matters  have  resulted  in declines in actual and expected  harvest  levels and cash flows,  significant  increases in the cost of logging operations and increased costs related to timber harvest litigation, all of which have severely  impacted the  historical  cash flows of both the Company and Palco. These adverse effects are expected to continue.

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

     On May 8, 2006,  the North Coast Water Board adopted the Freshwater and Elk
River WWDRs.  The decision  allows  harvesting  in these two  watersheds,  up to approximately  50% of the applicable  CDF Harvest  Limit,  once the staff of the
North Coast Water Board reviews and enrolls THPs  submitted by the Company.  The
North Coast Water  Board's  decision  also allowed the  enrollment of additional
THPs, bringing the total to approximately 75% of the CDF Harvest Limit for these two  watersheds,  upon  approval of a monitoring  and  reporting  program by the
Executive  Officer of the North Coast  Water Board  staff.  The  monitoring  and reporting program was approved on September 29, 2006, allowing enrollment by the staff of the  North  Coast  Water  Board of the  additional  THPs for  these two watersheds  planned for harvest in 2006. This  monitoring and reporting  program will also govern future THPs in these two watersheds.  However,  there can be no assurance  that  additional  THPs in these two  watersheds  will  ultimately  be enrolled or harvested as planned in 2006 or future years.  The North Coast Water
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

     In an effort to address the expected  future interest  payment  shortfalls, the  Company  initiated  the  Land  Sale  Program  to  sell  certain  timberland properties, as well as various non-timberland properties, such as ranchlands and recreational  areas. The Company expects that all of the net proceeds from sales under the Land Sale  Program  will be  available  to pay  interest on the Timber
Notes,  in  accordance  with the Timber Notes  Indenture.  During the first nine months of 2006,  the Company  sold  properties  available  under the program for
$13.1 million.  The aggregate estimated market value of the remaining properties included in the Land Sale Program  should cover the  Company's  expected  future interest payment shortfalls, and the sale of enough of these properties to cover the expected future interest  payment  shortfalls  should not materially  reduce estimated  average annual  harvest levels over the next decade.  There can be no assurance that the marketing  efforts for the Land Sale Program  properties will be  successful  or that the  resulting  proceeds,  if any, will be sufficient to cover the Company's expected future interest payment shortfalls.  The properties included in the Land Sale Program may change from time to time.

     In an effort to address the Company's 2006 operating cash  shortfalls,  the
Company and MGI consummated three timber/log purchases that provided the Company an  aggregate  of $8.1  million of  additional  liquidity  to pay its  expenses, including  interest  due in  respect of the  Timber  Notes on the  Timber  Notes payment dates in January 2006 and July 2006, as discussed  below.  In July 2006, the Company also requested that Palco make an early payment of $2.1 million,  in respect of certain  logs that had already  been  delivered  to and  purchased by
Palco from the  Company.  Palco  approved and  delivered  the early log payment, which  was  used to pay the  Company's  expenses,  including  a  portion  of the interest due in respect of the July 2006 Timber Notes payment date.

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
Credit,  $10.2  million  of funds  from the Land Sale  Program,  a $3.7  million
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

     As noted above,  the Company also expects to continue to incur  substantial interest payment shortfalls over at least the next several years. The failure of the  Company  to pay all of the  interest  on the  Timber  Notes  when due would constitute an event of default under the Timber Notes Indenture. There can be no assurance  that  the  Company  will be able to  generate  sufficient  additional liquidity to fund the expected  future cash  shortfalls.  To the extent that the
Company is unable to generate sufficient liquidity from the Land Sale Program or other sources,  the Company expects that it will be forced to take extraordinary actions,  which  may  include:  laying  off  employees,  shutting  down  various operations, and seeking protection by filing under the Bankruptcy Code.

     Palco Liquidity Update
     As of December 31, 2005, and June 30, 2006, Palco and Britt were in default under the Old Palco Term Loan and the Old Palco Revolving Credit Facility due to
financial covenant breaches. In the first half of 2006, additional liquidity was needed at Palco and Palco  borrowed an  aggregate  of $20.0  million from MGI to meet its cash shortfalls.  Palco's liquidity shortfalls during the first half of
2006 resulted primarily from reduced log supply from the Company and operational inefficiencies  related  to the  large log  processing  line at  Palco's  Scotia sawmill.

     On July 18, 2006,  Palco and Britt,  as Borrowers,  closed on the New Palco
Term Loan,  a  five-year  $85.0  million  secured  term loan,  and the New Palco
Revolving  Credit  Facility,  a  five-year  $60.0  million  secured  asset-based revolving  credit  facility,  and  terminated  the Old  Palco  Revolving  Credit
Facility  and the Old Palco Term Loan.  The New Palco Term Loan was fully funded at closing.  The New Palco Term Loan and the New Palco Revolving Credit Facility
required  MGI to provide a $10.0  million  subordinated  loan to the  Borrowers, which was also funded at closing.  The Borrowers  used  approximately  (i) $34.0 million  of the New Palco  Term Loan to pay off the Old Palco  Term  Loan;  (ii)
$22.5  million  of the New Palco  Term  Loan to pay off the Old Palco  Revolving
Credit Facility and cash  collateralize  previously-existing  letters of credit;
and (iii) $6.0 million to pay transaction  costs. The remaining $32.5 million of loan  proceeds  were used for general  corporate  purposes.  As of September 30,
2006, $84.6 million was outstanding under the New Palco Term Loan, $10.8 million was outstanding  under the New Palco Revolving Credit Facility,  and the maximum remaining  availability  under the New Palco Revolving Credit Facility was $36.5
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
Loans under the New Palco Revolving Credit Facility bear interest at the rate of
LIBOR  plus  2.75% or prime  plus  0.75%,  at the  Borrowers'  option;  however, incremental borrowings made during the period from October 15 through January 15 bear  interest  at the  rate of  LIBOR  plus  4.50%  or  prime  plus  2.50%,  as applicable.

     Both the New Palco Term Loan and the New Palco  Revolving  Credit  Facility
contain substantially  identical restrictive covenants that limit the Borrowers'
ability to incur debt,  grant  liens,  make  investments,  pay  dividends,  make capital  expenditures  or merge or  consolidate,  and require the  Borrowers  to maintain  specified  minimum  levels  of  EBITDA  throughout  the  life  of  the facilities  and  specified  minimum  fixed  charge  coverage  ratios and maximum leverage ratios commencing  December 31, 2007. The operating cash flow estimates used to  establish  the EBITDA  maintenance  covenant are subject to a number of assumptions  about future  operating  cash flows and actual results could differ materially  from  these  estimates.  The New Palco Term Loan also  requires  the
Borrowers to repay a substantial portion of the outstanding principal of the New
Palco  Term  Loan with the net  proceeds  from  various  required  asset  sales, including the real property  associated with Palco's former Fortuna and Carlotta sawmills,  and Palco-owned  homes to be sold after certain  milestones have been met. Any  remaining  principal  balance of the New Palco Term Loan is due on the maturity date. Accordingly,  continued compliance with these new debt facilities is  dependent  on  Palco's  ability to meet its  EBITDA  projections  and timely complete required asset sales. There can be no assurance that Palco will be able to meet these financial covenants in future periods. The New Palco Term Loan and the New Palco Revolving Credit Facility contain  customary events of default and customary remedies with respect to the occurrence of an event of default and are each  secured by a  security  interest  in the stock of Palco  held by MGI,  and substantially  all of the assets of the  Borrowers  (other than  Palco's  equity interest in the Company).

     The Borrowers did not meet the required minimum EBITDA maintenance covenant for the three  month  period  ended  September  30,  2006,  due to an  unplanned severance  charge and a legal  settlement.  The Borrowers  expect the lenders to issue a limited waiver of the default through December 14, 2006. Until such time as the default is resolved,  amounts  outstanding  under the New Palco Term Loan and the New Palco  Revolving  Credit  Facility have been classified as a current liability  in MAXXAM's  consolidated  financial  statements.  Additionally,  the
Borrowers  have notified the lenders that changing  market  conditions and other factors will likely impact the  Borrowers'  ability to comply with the financial covenants in future periods.  The Borrowers are evaluating various  cost-cutting initiatives to improve  profitability,  but there can be no assurance that these efforts will  generate  sufficient  liquidity to enable the  Borrowers to comply with the  financial  covenants in future  periods.  The  Borrowers  are pursuing discussions  with the  lenders in an effort to amend the New Palco Term Loan and the New Palco  Revolving  Credit  Agreements  to reflect these  changing  market conditions  and  other  factors;  however,  there can be no  assurance  that the
Borrowers will be successful in their  efforts.  In the event that the Borrowers are unable to improve  profitability or amend the two facilities as needed, they may be forced to take extraordinary actions.

     The New Palco  Term  Loan and New  Palco  Revolving  Credit  Facility  each include prepayment  premiums of 3%, 2% and 1% that will be payable in connection with any  prepayment of the New Palco Term Loan or reduction or  termination  of the New Palco Revolving Credit Facility during the facilities' first, second and third years, respectively. Under the New Palco Term Loan and New Palco Revolving
Credit Facility, Palco is permitted to invest up to $5.0 million in the Company.
No such investment has been made or committed to be made by Palco, and there can be no assurance that Palco would in the future  determine or be able to make any such investment in whole or part.

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

     Other Matters
     Capital  expenditures  were $4.4  million for the first nine months of 2006 and are expected to be between  $3.5 million and $4.0 million for the  remainder of 2006, subject to available cash.

Off-Balance Sheet Arrangements

     The  Company  does not have any  off-balance  sheet  financing,  other than
operating   leases   entered  into  in  the  normal   course  of  business,   or
unconsolidated  special purpose  entities.  The Company does not use derivatives for any of its treasury or risk management activities.

Trends

     Harvest  levels at the Company are  expected to decline  significantly,  as compared to historical  harvest levels, in 2006 and beyond.  Consequently,  cash flows from the Company's operations will not be sufficient for at least the next several  years to allow the Company to satisfy its debt service  obligations  in respect  of its  Timber  Notes.  In an effort to address  expected  future  cash shortfalls,  the Company is seeking to sell certain  timberland  properties,  as well as various non-timberland  properties,  such as ranchlands and recreational areas.  Although  certain sales have been  completed,  there can be no assurance that the  marketing  efforts  in  respect of the  remaining  properties  will be successful.

     Palco has  commenced  the Palco Asset Sale Program  pursuant to which it is marketing certain assets. The New Palco Term Loan and New Palco Revolving Credit
Facility  require the Borrowers to complete  transactions  under the Palco Asset
Sale Program in accordance with certain established  deadlines.  There can be no assurance  that these  marketing  efforts will be successful or that  regulatory approvals  will be obtained to enable Palco to timely  complete  required  asset sales.

     There has been a substantial  decline in the market  prices of  Douglas-fir logs and lumber  and  Palco's  and  Britt's  future  operating  results  will be negatively impacted by this development.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  Company is exposed to  changes  in  interest  rates  under the Line of
Credit.  As of  September  30,  2006,  there  were $47.8  million in  borrowings outstanding  under  all  variable  rate  facilities.  Based  on  the  amount  of borrowings  outstanding  under these facilities as of September 30, 2006, a 2.0%
change in interest  rates  effective  from the  beginning of the year would have resulted in an  increase or decrease in interest  expense for the period of $0.5
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

     As of the end of the period covered by this report,  our management carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's management,  including our Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures.  Based on the  evaluation,  our management, including our Chief  Executive  Officer and Chief Financial  Officer,  concluded that the  Company's  disclosure  controls and  procedures  were  effective as of
September 30, 2006.

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

     o    The North Coast Water Board has adopted WWDRs for the  Freshwater  and
          Elk River  watersheds.  This decision  allows  harvesting in these two watersheds  once THPs are  reviewed  and  enrolled by the staff of the
          North Coast Water Board.  In addition,  the  Executive  Officer of the
          North  Coast  Water  Board has  approved a  monitoring  and  reporting program,  which has the effect of allowing  enrollment by the staff of the  North  Coast  Water  Board  of  additional  THPs  for  these  two watersheds.  There  can  be no  assurance  that  THPs  for  these  two watersheds will ultimately be enrolled or harvested as planned in 2006 or in future  years.  If there are delays in the  enrollment  of these
          THPs, there could be a further  significant  adverse impact on current and future  harvest  levels and the cash flows of both the Company and
          Palco.

     o    The final total maximum  discharge limits  requirements  applicable to the Company  Timberlands may require aquatic protection  measures that are  different  from or in addition to those in the HCP or that result from the watershed  analysis  process  provided for in the HCP.  These
          requirements   may  further  reduce  the  harvesting  on  the  Company
          Timberlands and cash flows of the Company and Palco.

     o    The North Coast Water Board has issued the Elk River Orders, which are aimed at addressing existing sediment production sites through cleanup actions in the Elk River  watershed,  and has  initiated  the  process which could  result in similar  orders for other  watersheds.  The Elk
          River Orders have resulted in increased costs that could extend over a number of years, and additional orders for other watersheds could have similar effects.

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

     o    The Company is uncertain of the operational and financial effects that will ultimately  result from Senate Bill 810, which provides  regional water quality control boards with additional  authority related to the approval of THPs on land within impaired watersheds. Implementation of this law could,  however,  result in delays in obtaining  approvals of
          THPs, lower harvest levels, increased costs, and additional protection measures beyond those contained in the HCP.

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

     o    Laws,  regulations and related judicial  decisions and  administrative interpretations dealing with forest products operations are subject to
          change  and  new  laws  and  regulations  are  frequently   introduced
          concerning   the  California   timber   industry.   Moreover,   ballot
          initiatives  relating to the Company's  operations  are commenced from time to time.

     The Company has removed,  amended  and/or has added several new items under
"Risk Factors-Risks related to Our Liquidity and Capital Resources", as follows:

     The  Company's  annual  cash  flows  from  operations  are  expected  to be substantially  below the minimum  levels  necessary  to satisfy its debt service obligations over at least the next several years.

     The Company  expects  that its cash flows from  operations,  together  with funds available under the Line of Credit, will be insufficient, by a substantial amount, to pay the interest on the Timber Notes in 2007. The Company also expect to incur principal and interest  shortfalls for at least the next several years.
Failure to pay interest on the Timber Notes when due would  constitute  an event of default under the Timber Notes  Indenture.  We do not expect that the amounts on deposit in the SAR Account as of the January 20, 2008,  Timber Notes  payment date will be  sufficient to pay the Timber Notes in  accordance  with  Scheduled
Amortization.

     Amounts on deposit in the SAR  Account  will not be  sufficient  to pay the
Timber Notes in accordance with Scheduled Amortization in 2008 and beyond.

     Amounts on deposit in the SAR Account are used on each Timber Notes payment date, as needed,  to make  principal  payments on the Timber Notes in accordance with  Scheduled  Amortization.  If the amount on deposit in the SAR Account on a
Timber  Notes  payment  date is less than  what is needed to reduce  outstanding principal in accordance with Scheduled Amortization,  only the amount on deposit in the SAR Account is  required to be paid as a principal  payment on the Timber
Notes.

     The risk,  Palco is highly  leveraged and is currently in default under its debt facilities, has been amended as follows:

     As noted elsewhere in this Form 10-Q, Palco and Britt expect the lenders to issue a limited waiver through  December 14, 2006, of a default under their term and revolving credit facilities. Unless the default is permanently waived or the facilities  are amended,  or MGI  exercises  the right that it has under the two facilities to cure the default,  the lenders would be entitled,  upon expiration of the 30-day waiver period, to exercise a variety of rights and remedies,  such as reducing  the amount of funds  available  for  borrowing  under the New Palco
Revolving  Credit  Facility,  declaring  any or all loans and other amounts owed under the New Palco Term Loan and the New Palco Revolving  Credit Facility to be
immediately due and payable, and exercising all rights to collateral.

     The risk, Palco is highly leveraged and debt covenant restrictions increase the difficulty of operating its business, has been added, as follows:

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
     o    limiting  Palco's  ability,  or increasing the costs, to refinance its indebtedness.

     The risk, Palco may not be able to timely complete required asset sales has been added, as follows:

     Palco may not be able to complete  the Palco Asset Sale Program in a timely manner.  Regulatory  approvals  required  to complete  the  program  could delay receipt  of  liquidity  or  delay  certain  asset  sales  beyond  the  deadlines established under Palco's new credit facilities.

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

                                         SCOTIA PACIFIC COMPANY LLC

Date: November 14, 2006             By:     /S/     GARY L. CLARK
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

California  Senate  Bill 810:  Bill  that  became  effective  January  1,  2004, providing  regional  water  quality  control  boards with  additional  authority related to the approval of THPs on land within impaired watersheds

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

Company Timber: The timber located on the Company Timberlands.

Company  Timberlands:  Approximately  200,000 acres of timberlands  owned by the
Company and the timberlands subject to the Company Timber Rights

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

     Elk River  Orders:  Clean up and  abatement  orders  issued to Palco by the
North Coast Water Board for the Elk River watershed

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

MGHI: MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

MGI: MAXXAM Group Inc., an indirect wholly owned subsidiary of MGHI

New Palco  Revolving  Credit  Facility:  The new five-year $60.0 million secured
asset-based   revolving  credit  facility  evidenced  by  the  Revolving  Credit
Agreement dated as of July 18, 2006,  among Palco and Britt,  as borrowers,  and
Marathon Structured Finance Fund L.P., as amended

New Palco Term Loan: The new five-year $85.0 million secured term loan evidenced by the Term Loan Agreement dated as of July 18, 2006,  among Palco and Britt, as borrowers, and Marathon Structured Finance Fund L.P., as amended

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

PSLRA: Private Securities Litigation Reform Act of 1995

Salmon Creek: Salmon Creek LLC, a wholly owned subsidiary of Palco

SAR Account:  Reserve account titled the Scheduled  Amortization Reserve Account that holds funds used to support principal payments on the Timber Notes

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

SFAS No. 157: SFAS No. 157, "Fair Value Measurements"

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

TMDLs: Total maximum daily load limits

Trustee: The trustee under the Timber Notes Indenture

USWA lawsuit: An action entitled United Steelworkers of America,  AFL-CIO,  CLC, and Donald Kegley v. California Department of Forestry and Fire Protection,  The
Pacific Lumber Company,  Scotia Pacific Company LLC and Salmon Creek Corporation
(No. CV990452) filed in the Superior Court of Humboldt County, California WWDRs:
Watershed-wide discharge requirements